Form 10-K
period 1996-03-31
CAI WIRELESS SYSTEMS INC
filed 1996-07-01
CIK 914749

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934


(   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended March 31, 1996

                                      OR

(   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission File Number 0-22888

                          CAI WIRELESS SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

             Connecticut                                                                        06-1324691
   (State or other jurisdiction of                                                   (IRS Employer Identification No.)
           incorporation)

18 Corporate Woods Blvd., Third Floor, Albany, NY                       12211
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (518) 462-2632

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act
                                   of 1934:

               Title of Each Class                                         Name of Each Exchange on Which Registered
                      None

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act
                                   of 1934:

                          Common Stock, No Par Value
                             (Title of Each Class)

      Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X      NO ____.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 14, 1996 was approximately $308,600,000.

      The number of shares of Registrant's Common Stock outstanding on June 14, 1996 was 40,311,472.

                              PART I


ITEM 1.  BUSINESS

OVERVIEW

      CAI Wireless Systems, Inc. (the "Company" or "CAI"), directly and through its subsidiaries, is a leading developer, owner and operator of wireless cable television systems in terms of the number of subscribers, the number of estimated line-of-sight ("LOS") households and total capitalization. CAI is the first wireless cable company to enter into a strategic partnership with any of the Regional Bell Operating Companies ("RBOCs") through its strategic business relationship with affiliates of Bell Atlantic Corporation ("Bell Atlantic") and NYNEX Corporation ("NYNEX"). See "The BANX Transactions." CAI is the largest wireless cable television company in the United States in terms of television households and LOS households. CAI's 14 markets, concentrated in the mid-Atlantic and northeast regions of the United States and which are situated within the operating regions of Bell Atlantic and NYNEX, respectively, encompass approximately 18.9% (18.0 million) of all U.S. television households, approximately 13.1 million of which are LOS households. CAI provided wireless cable television services to approximately 85,100 subscribers as of March 31, 1996. In addition, a 54%-owned subsidiary of the Company, CS Wireless Systems, Inc. ("CS Wireless"), provided wireless cable television service to approximately 56,500 as of March 31, 1996.

      The Company consummated a series of transactions during the fiscal year ended March 31, 1996, including the acquisition of ACS Enterprises, Inc. ("ACS") and other transactions, consolidating the acquisitions of major wireless properties in the northeastern and mid-Atlantic regions, and in that connection, concluded certain financing and operating agreements with affiliates of Bell Atlantic and NYNEX. The consummation of the ACS acquisition significantly expanded CAI's wireless cable systems. The relationship with Bell Atlantic and NYNEX provides CAI with an important strategic partner, as well as access to capital and the ability to deploy new technology.
Additionally, on February 23, 1996, the Company and Heartland Wireless Communications, Inc. ("Heartland") closed the transactions contemplated by the Participation Agreement (as defined below) among the Company, CS Wireless and Heartland. CAI and Heartland each contributed wireless cable assets and channel rights or the stock of subsidiaries owning wireless cable assets to CS Wireless in exchange for stock of CS Wireless, in the case of CAI, and stock, cash and notes, in the case of Heartland. CAI currently owns approximately 54% of CS Wireless.

      Wireless cable programming is transmitted through the air via microwave frequencies from a transmission facility to a small receiving antenna at each subscriber's location, which generally requires an unobstructed LOS from the transmission facility to the subscriber's receiving antenna. Traditional hard-wire cable television systems also transmit signals from a central transmission facility, but deliver the signal to a subscriber's location through an extensive network of fiber optic and/or coaxial cable and amplifiers. Since wireless cable systems do not require a network of fiber optic and coaxial cable, wireless cable operators such as CAI can provide subscribers with a high quality picture with fewer transmission disruptions at a significantly lower capital cost per installed subscriber than traditional hard-wire cable systems. In addition, not having to maintain a hard-wire transmission system results in lower ongoing maintenance costs for wireless cable systems. As a result of the generally low capital expenditure requirements and low maintenance costs, CAI believes it should be able to achieve positive cash flow at lower levels of subscriber penetration than hard-wire cable companies.

      CAI provides its subscribers with a variety of programming choices, including local television broadcast stations; cable television networks such as CNN, ESPN, A&E, MTV, Nickelodeon, Discovery, HBO, Showtime and Disney; pay-per-view programming services; and various feature films and sporting events. CAI currently offers variations of such programming packages in its six operating markets. The majority of CAI's subscribers are equipped with fully addressable converter boxes which enables CAI to offer pay-per-view and other pay video services to such subscribers. The channels that CAI offers vary in each market depending upon subscribers' viewing preferences.

The executive offices of the Company are located at 18 Corporate Woods Boulevard, Third Floor, Albany, New York 12211, and its telephone number is
(518) 462-2632. Unless the context indicates otherwise, all references to the "Company" or "CAI" refer collectively to CAI Wireless Systems, Inc. and its subsidiaries.

THE ACS MERGER AND OTHER ACQUISITIONS

THE ACS MERGER

      On September 29, 1995, CAI merged with ACS pursuant to an Agreement and Plan of Merger dated March 28, 1995 (the "ACS Merger Agreement"), in which CAI acquired each share of common stock of ACS for $20.00 consisting of $3.50 in cash and the remainder in shares of common stock, without par value, of CAI (the "CAI Common Stock") at the ratio of 1.65 shares of CAI Common Stock for each share of ACS common stock. The total cash consideration paid approximated $41.0 million, excluding acquisition costs, and the total value of the CAI Common Stock issued approximated $190.6 million.

      At the acquisition date, ACS operated wireless cable systems in Philadelphia, Pennsylvania; Cleveland, Ohio; and Bakersfield, California. CAI continues to operate the wireless cable system in Philadelphia. The Cleveland and Bakersfield systems were contributed by CAI to CS Wireless in connection with the closing of the transactions contemplated by the Participation Agreement in February 1996. See "The CAI-Heartland Transactions".

OTHER ACQUISITIONS

      Eastern Cable Networks of Washington, Inc. CAI, Eastern Cable Networks Corp., a Connecticut corporation ("ECN"), and Eastern Cable Networks of Washington, Inc., a Delaware corporation and wholly-owned subsidiary of ECN ("ECNW") that operated a wireless cable system in Washington, D.C. (the "Washington System"), entered into an Agreement and Plan of Merger dated as of March 28, 1995 (the "Washington Merger Agreement"), pursuant to which CAI acquired all of the issued and outstanding common stock of ECNW in a merger transaction (the "Washington Merger") on September 29, 1995. The merger consideration paid by CAI in the Washington Merger was $28.2 million, of which approximately $18.7 million was paid by issuance of CAI Common Stock and the balance in cash and prior deposits. In addition, CAI paid an aggregate amount of $500,000 in cash pursuant to non-competition agreements between CAI and each of ECN and its principals. The Washington System has approximately 1.2 million LOS households and currently serves approximately 3,300 gross subscribers.

      BALTIMORE ASSETS. CAI, ECN, and Eastern Cable Networks of Michigan II, Inc., a Delaware corporation ("ECNMII"), entered into an Asset Purchase Agreement dated as of March 28, 1995 (the "Baltimore Purchase Agreement") pursuant to which ECNMII sold to CAI the wireless cable television assets in the Baltimore, Maryland market (the "Baltimore Assets") on September 29, 1995 for $16.4 million, subject to adjustments as contemplated by the Baltimore Purchase Agreement. The Baltimore Assets include (i) leases and licenses for wireless cable frequency rights for wireless cable channels transmitting within the greater Baltimore, Maryland metropolitan area, including but not limited to Kenton/ Townsend, Delaware, (ii) leases for tower sites, and (iii) certain related equipment. The Baltimore Assets represent approximately 741,000 LOS households in the Baltimore, Maryland market.

      PITTSBURGH ASSETS. CAI purchased certain assets relating to wireless cable assets in the Pittsburgh, Pennsylvania market. The assets consisted of rights to 18 licensed channels; leases for 8 additional channels, as yet applied for at the FCC; 4 tower leases and certain items of related equipment (the "Pittsburgh Assets"). The assets were owned by a joint venture of Wireless Cable TV Associates #37, a California general partnership ("WCTV"), and American Wireless Systems, Inc., a Delaware corporation ("AWS"). CAI entered into purchase agreements, dated as of March 28, 1995, with both WCTV and AWS, purchasing their respective joint venture interests for $1.3 million and $11.0 million on September 29, 1995.

      HAMPTON ROADS WIRELESS. On July 13, 1995, the Company acquired the 49 percent minority interest in Hampton Roads Wireless, Inc. ("HRW"), which acquisition resulted in the Company owning 100 percent of HRW. The consideration paid to the minority shareholders of HRW was 652,523 shares of CAI Common Stock, valued at $8.0 million. CAI acquired its initial 51 percent interest in HRW in February 1994.

THE BANX TRANSACTIONS

      CAI entered into the Securities Purchase Agreement dated as of March 28, 1995 (the "Purchase Agreement"), with BANX Partnership ("BANX"), a Delaware general partnership formed to enter into the Purchase Agreement, and a Business Relationship Agreement dated as of March 28, 1995 (the "BR Agreement") with MMDS Holdings, Inc. and NYNEX MMDS Company, each a Delaware corporation. The general partners of BANX are subsidiaries of Bell Atlantic and NYNEX. In this Form 10-K, Bell Atlantic and MMDS Holdings, Inc. are sometimes referred to as "Bell Atlantic"; NYNEX and NYNEX MMDS Company are sometimes referred to as "NYNEX"; and Bell Atlantic and NYNEX are sometimes referred to as the "BANX Affiliates."

      CAI has entered into a number of arrangements with the BANX Affiliates, the consummation of which were conditions to the consummation of an offering (the "Senior Notes Offering") of $275.0 million aggregate principal amount of 12 1/4 % Senior Notes due 2002 (the "Senior Notes") of CAI. See "Senior Notes Offering." The arrangements are reflected in the Purchase Agreement, the Term Notes, the Senior Preferred Stock, the Stage I and Stage II Warrants, the Voting Preferred Stock and the BR Agreement (collectively, the "BANX Documents"). These arrangements are further discussed below:

      Purchase Agreement. In accordance with the terms of the Purchase Agreement, on May 9, 1995 (the "Stage I Closing"), BANX paid CAI $30.0 million in cash to purchase term notes due May 9, 2005 (the "Term Notes"), in the aggregate principal amount of $30.0 million and the Stage I Warrants. Interest on the Term Notes is payable semi-annually commencing after the fifth anniversary of issue and at maturity at an initial annual rate of 12.5%. The Term Notes initially were collateralized by a security interest in and pledge of substantially all of the assets of CAI and its subsidiaries. Upon the occurrence of the Senior Notes Offering on September 29, 1995, the Term Notes became unsecured obligations of CAI, subordinated to the Senior Notes and certain other senior indebtedness of CAI, containing covenants similar to the covenants contained in the indenture governing the Senior Notes. From and after the September 29, 1995 closing of the Senior Notes Offering (the "Senior Notes Closing"), the Term Notes accrue interest at 14% (subject to a 2% penalty rate until certain channel license matters are resolved) per annum through 2000 (with cash interest payable thereafter), and are convertible into shares of 14% Senior Preferred Stock, par value $10,000 per share (the "Senior Preferred Stock") of CAI.

      On September 29, 1995 (the "Stage II Closing"), concurrently with the Senior Notes Closing, BANX purchased from CAI for $70.0 million (a) 7,000 shares of Senior Preferred Stock, which shares are convertible at the option of the holder at any time on or after the date of issuance of such shares and prior to the fifth anniversary of the original issue date into shares of Convertible Voting Preferred Stock, without par value (the "Voting Preferred Stock"), of CAI and (b) the Stage II Warrants.

      The Stage I Warrants entitle the holder to purchase from CAI from time to time the number of shares of Voting Preferred Stock equal to $30 million divided by the Tier 1 Exercise Price as defined in, and as adjusted from time to time in accordance with, the Stage I Warrants; provided, however, that the number of shares of Voting Preferred Stock issuable upon exercise of the State I Warrant shall not exceed 43,353, subject to adjustment. The Stage I Warrants, to the extent not exercised, expire and become null and void on the fifth anniversary of the Stage II Closing.

      The Stage II Warrants entitle the holder to purchase from CAI from time to time the number of shares of Voting Preferred Stock at varying exercise prices, as such may be adjusted from time to time in accordance with the provisions of the Stage II Warrants. The Stage II Warrants, to the extent not exercised, expire and become null and void on the sixth anniversary of the Stage II Closing.

      If the BANX Affiliates fully exercise all of their purchase and conversion rights under the Warrants, and the Senior Preferred Stock (including the stock issuable upon full conversion of the Term Notes into Senior Preferred Stock), then the BANX Affiliates would hold approximately 45% of the fully diluted outstanding CAI Common Stock. CAI currently anticipates that if all securities held by the BANX Affiliates were currently converted into shares of CAI Common Stock then the BANX Affiliates would acquire approximately 27% of the fully diluted CAI Common Stock at a price of $6.01 per share of CAI Common Stock, approximately 9% of the fully diluted CAI Common Stock at a price of $8.27 per share of CAI Common Stock, approximately 4.5% of the fully diluted CAI Common Stock at a price of $12.78 per share of CAI Common Stock and approximately 4.5% of the fully diluted CAI Common Stock at a price of $17.29 per share of CAI Common Stock. The aggregate purchase price for such shares by the BANX Affiliates, including the consideration originally paid for the Term Notes, the Senior Preferred Stock and the Stage I and Stage II Warrants, would be approximately $302.0 million.

BR AGREEMENT. The BR Agreement is structured as an election by Bell Atlantic and NYNEX to utilize CAI's transmission systems in specified service areas in their respective operating territories in which CAI currently has an operating wireless system or wireless spectrum rights including system or rights held by CAI after the ACS Merger and the Other Acquisitions located in the Bell Atlantic and NYNEX territories. The BR Agreement identifies several phases in the relationship between the parties: (i) a study phase during which a technology and operating plan is developed; (ii) after Bell Atlantic or NYNEX, as the case may be, gives notice of its election to implement the BR Agreement in a particular market, a preparatory phase for such market; and (iii) an implementation phase for each market in which a BANX Affiliate has elected to implement the BR Agreement, during which CAI commences transmission services.

      CAI will receive contractual monthly revenues for use, by the BANX Affiliates, of its transmission system services. Revenues are based on the number of serviceable homes and subscribers in each service area, subject to certain minimums, which range from $28.0 million to $34.0 million during the initial five-year term, assuming implementation of the BR Agreement. If the election has been made with respect to less than all of the service areas in both the Bell Atlantic or NYNEX territories, the minimum service revenues are adjusted on the basis of the ratio of the number of serviceable homes in the service areas where the election has been made as compared with the total number of serviceable homes in all of the service areas identified in the agreement.

      CAI's initial Bell Atlantic and NYNEX service areas are as follows:

      BELL ATLANTIC SERVICE AREAS      NYNEX SERVICE AREAS
      Baltimore, Maryland              Albany, New York
      Norfolk/Virginia Beach, Virginia Boston, Massachusetts
      Northern New Jersey              Buffalo, New York
      Philadelphia, Pennsylvania       Long Island, New York
      Pittsburgh, Pennsylvania         New York City, New York
      Washington, D.C.                 Providence, Rhode Island
                                       Syracuse, New York

      During the term of the BR Agreement, with respect to any service area where the election to implement the BR Agreement has been made, Bell Atlantic or NYNEX, as the case may be, will be the provider of video services to subscribers using CAI's transmission system. CAI will become a wholesale provider of the transmission service and cease to maintain a direct subscriber relationship in such markets. Bell Atlantic or NYNEX, as appropriate, will assume all costs associated with subscriber installation and service in that market. The BANX Affiliates have the right to transfer subscribers to an alternative delivery system during the term, and CAI would receive no payment for any former CAI subscriber so transferred. In addition, upon termination of the BR Agreement, the BANX Affiliates will have the right to transfer subscribers to CAI and to require CAI to purchase subscriber equipment and receivables. The BANX Affiliates have agreed to provide CAI with financing for such purchases on commercially reasonable market-based terms. The BR Agreement requires CAI to maintain and upgrade the transmission system during the term, and provides for joint cooperation in several areas.

      It is not anticipated that an election will be made by Bell Atlantic or NYNEX before the technology is in place that permits digitizing channels using not less than a four-to-one compression ratio of six MHz analog channels at each CAI antenna site. CAI is obligated to provide, at times specified in the BR Agreement, a spectrum of not less than 150 MHz in each service area capable of supporting 64/256 QAM-modulated compressed digital signals.

      The BR Agreement has an initial five-year term for each market beginning on the date transmission services commence pursuant to an election in such market and is renewable by the BANX Affiliates on a market-by-market basis for successive five-year terms on one year's prior notice if (i) service revenues paid to CAI have exceeded certain specified minimum service revenues in the applicable market and (ii) the BANX Affiliates have converted Senior Preferred Stock to Voting Preferred Stock or exercised Warrants for Voting Preferred Stock in an aggregate amount of at least 25% of the aggregate number of shares of Voting Preferred Stock issuable upon such conversion or exercise. Bell Atlantic or NYNEX, as the case may be, may extend the initial five-year term for any of their respective markets by a period of 1 or 2 additional years by written notice given to the Company not later than the end of the fourth year of the initial term. A price adjuster based on the GDP Implicit Price Deflator applies to increase the minimum service revenue schedule in a renewal period.

      CAI believes that there are significant advantages to its strategic relationship with the BANX Affiliates since each of the parties is committed to building a leading video services business. Both Bell Atlantic and NYNEX have substantial financial, engineering and marketing resources not otherwise available to CAI. The BANX Affiliates have indicated that their investment in CAI was based, in large part, on CAI's cost-efficient systems, which have the potential to rapidly deploy a delivery system for quality digital video signals in their respective markets. CAI views the BANX Affiliates' investment as an endorsement of CAI's business strategy and wireless cable technology, and CAI believes that this investment significantly improves CAI's access to additional capital, state-of-the-art technologies and other operating synergies.

      SENIOR NOTES OFFERING. On September 29, 1995, the Company also closed an offering of $275.0 million aggregate principal amount of its Senior Notes.
Interest on the Senior Notes is payable semi-annually on March 15 and September
 15 of each year, and commenced on March 15, 1996.  The Senior Notes mature on
                                 September 15,

2002. The net proceeds of the Senior Notes Offering, after deducting underwriting costs and interest, were $265.9 million, and were used to fund an escrow account containing funds that together, with the proceeds from the investment thereof will be sufficient to pay three years' interest on the Senior Notes, to consummate the ACS Merger and other acquisitions, to repay interim financing obtained by the Company and to pay for budgeted and other capital expenditures, working capital and general corporate expenses.

      FCC AUCTIONS. CAI participated in the Federal Communications Commission's ("FCC") auctions (the "FCC Auction") for awarding available commercial wireless spectrum in 493 markets (the "Auction Markets") throughout the United States, identified as Basic Trading Areas( in accordance with material copyrighted by Rand McNally & Company. The winner of an Auction Market has the right to develop the vacant MMDS frequencies throughout the Auction Market, consistent with certain specified interference criteria that protect existing ITFS and MMDS channels. Existing ITFS and MMDS channel right holders also must protect the Auction Market winner's spectrum from power increases or tower relocations. CAI was the successful bidder for 32 Auction Markets costing CAI a total of $48.8 million. Pursuant to an agreement with CS Wireless, CAI will transfer 7 Auction Markets located in CS Wireless' operating regions and for which CAI was the successful bidder, costing an aggregate of $12.6 million, to CS Wireless at cost.

THE CAI-HEARTLAND TRANSACTIONS

      Pursuant to the terms of a Participation Agreement dated December 12, 1995 between CAI, CS Wireless and Heartland, CAI and Heartland agreed to contribute to CS Wireless certain wireless cable assets, including related operating liabilities, or the stock of subsidiaries owning wireless cable assets for systems located principally in the Midwestern and Southwestern regions of the country. The combination of these assets into CS Wireless resulted in a company with approximately 5.7 million LOS households and 56,500 subscribers, as of March 31, 1996, making it one of the largest wireless cable companies in the United States in terms of subscribers and LOS households.

      The transaction closed on February 23, 1996 (the "CS Closing"). CAI owns approximately 54% of CS Wireless, Heartland approximately 35%, and affiliates of Bell Atlantic and NYNEX own approximately 10%. The remaining 1% equity interest was sold to purchasers of an aggregate of 100,000 units ("the "Unit Offering"), each unit consisting of four $1,000 principal amount at maturity of 11 3/8% Senior Discount Notes due 2006 and 1.1 shares of common stock of CS Wireless in a private placement closing contemporaneously with the CS Closing. The notes will accrete in value for five years and cash interest will be paid beginning 2001. The gross proceeds to CS Wireless were approximately $230.0 million. The net proceeds of the Unit Offering were used in part to make the cash payment to Heartland at the CS Closing, as required under the Participation Agreement, and the remaining net proceeds will be used by CS Wireless for capital expenditures to build-out its systems and to add subscribers, for certain formation costs, working capital, and general corporate purposes.

      Prior to the contributions contemplated by the Participation Agreement, CS Wireless, a wholly-owned subsidiary of the Company, operated a wireless cable system in Cleveland, Ohio. Under the Participation Agreement, CS Wireless acquired, or had contributed to it, stock of subsidiaries of CAI owning wireless cable systems or channel rights, and operating wireless cable systems or wireless channel rights held by CAI in Bakersfield, CA, Charlotte, NC, and Stockton/Modesto, CA and held by Heartland in Dallas, Fort Worth, and San Antonio, TX, Dayton, OH, Maysville and Sweet Springs, MO, Minneapolis, MN, Grand Rapids, MI, and Salt Lake City, UT. The CAI assets contributed in the transactions consisted of the above-mentioned four properties located outside the operating territories of Bell Atlantic and NYNEX. The Heartland contribution was valued at approximately $138,663,000, the estimated fair value. Heartland received 3,578,834 shares of CS Wireless common stock, approximately $28.3 million of cash, and $40.0 million of notes from CS Wireless.

FUTURE ACQUISITIONS

      It is likely that CAI will consider acquisitions of wireless cable companies or licenses from time to time, subject to the covenants and restrictions imposed by the BANX Affiliates and Senior Notes. These acquisitions, if any, would be financed by the sale or exchange of securities of CAI, borrowings from existing lenders or others, or a combination thereof. It is CAI's policy not to discuss or comment upon negotiations regarding such acquisitions until a definitive agreement is signed, unless the law otherwise requires. There can be no assurance that CAI will be successful in identifying, negotiating and completing such transactions.


                               INDUSTRY OVERVIEW

SUBSCRIPTION TELEVISION INDUSTRY

     The subscription television industry began in the late 1940s to serve the needs of residents in predominantly rural areas with limited access to local broadcast television stations. The industry expanded to metropolitan areas due to, among other things, the fact that it offered better reception and more programming. Currently, such systems offer various types of programming, which generally include basic service, enhanced basic, premium service and, in some instances, pay-per-view service.

     A subscription television customer generally pays an initial connection charge and a fixed monthly fee for basic service. The amount of the monthly basic service fee varies from one area to another and is a function, in part, of the number of channels and services included in the basic service package and the cost of such services to the television system operator. In most instances, a separate monthly fee for each premium service and certain other specific programming is charged to customers, with discounts generally available to customers receiving multiple premium services. Monthly service fees for basic, enhanced basic and premium services constitute the major source of revenue for subscription television systems. Converter rentals, remote control rentals, installation charges and reconnect charges for customers who were previously disconnected are also included in a subscription television system's revenues, but generally are not a major component of such revenues. Traditional cable systems, as defined in Section 602 of the Communications Act of 1934 (the "Communications Act"), are subject to both federal and local regulation. In addition, the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") imposed strict federal and local rules governing aspects of cable prices for programming and equipment. See "Industry Overview 3/4 Regulation."

WIRELESS CABLE INDUSTRY BACKGROUND

     In 1983, the FCC reallocated a portion of the electromagnetic radio spectrum located between 2.5 and 2.7 GHz, permitted this spectrum to be used for commercial purposes, and modified its rules on the usage of the remaining portion of such spectrum. Regulatory and other obstacles nevertheless impeded the growth of the wireless cable industry through the remainder of the 1980s. In addition, before the 1992 Cable Act became effective, wireless cable operators' ability to obtain programming from cable-controlled, hard-wire cable owned programmers was not assured. The factors contributing to the increasing growth of wireless cable systems since that time include (i) regulatory reforms by the FCC to facilitate competition with hard-wire cable, (ii) federal legislation that increased the availability of programming for wireless cable systems, (iii) consumer demand for alternatives to traditional hard-wire cable service, (iv) enhanced ability of wireless cable operators to aggregate a sufficient number of channels in each market to create a competitive product, and (v) increased availability of capital to wireless cable operators in the public and private markets. According to Paul Kagan Associates, Inc. ("Kagan"), there were approximately 200 wireless cable systems currently operating in the United States, serving approximately 850,000 subscribers at the end of 1995.

      Wireless cable systems can provide subscribers with the same or superior video television signal as that of traditional hard-wire systems. Both hard-
wire cable systems and wireless cable systems receive programming at a headend.
    Wireless cable programming, however, is then retransmitted by microwave transmitters from an antenna
located on a tower associated with the headend to a small receiving antenna located on a subscriber's rooftop. At the customer's location, the signals are converted to frequencies that can pass through conventional coaxial cable into a descrambling converter located on top of a television set. Wireless cable requires a clear LOS, because the microwave frequencies used will not pass through dense foliage, hills, buildings or other obstructions. To ensure the clearest line-of-sight possible in CAI's markets, CAI has placed, and plans to place, such towers on top of tall buildings or accessible mountain tops located in such markets. There exists, in each of CAI's operating and targeted markets, a number of acceptable locations for the placement of its towers, and CAI does not believe that the failure to secure any one location for such placement in any single market will materially affect CAI's operations in such market. Additionally, some LOS obstructions can be overcome with the use of signal repeaters and beam benders which retransmit an otherwise blocked signal over a limited area. CAI believes that its coverage will be further enhanced upon the implementation of digital technology and/or cellularization. Since wireless cable systems do not require an extensive cable plant, wireless cable operators can provide customers with a high quality picture resulting in a reliable signal with few transmission disruptions at a significantly lower system capital cost per installed customer than traditional hard-wire cable systems.

REGULATION

      GENERAL. The wireless cable industry is subject to regulation by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke, modify and renew licenses within the spectrum available to wireless cable; to approve the assignment and/or transfer of control of such licenses; to approve the location of wireless cable system headends; to regulate the kind, configuration and operation of equipment used by wireless cable systems; and to impose certain equal employment opportunity and other obligations and reporting requirements on wireless cable channel license holders and operators.

      The FCC has determined that wireless cable systems are not "cable systems" for purposes of the Communications Act. Accordingly, a wireless cable system does not require a local franchise and is subject to fewer local regulations than a hard-wire cable system. Moreover, all transmission and reception equipment for a wireless cable system can be located on private property; hence, there is no need to make use of utility poles or dedicated easements or other public rights of way. Although wireless cable operators typically have to lease the right to use wireless cable channels from the holders of channel licenses, unlike hard-wire cable operators they do not have to pay local franchise fees. Recently, legislation has been introduced in some states, including Illinois, Maryland, Pennsylvania and Virginia, to authorize state and local authorities to impose on all video program distributors (including wireless cable operators) a tax on the distributors' gross receipts comparable to the franchise fees cable operators pay. Similar legislation might be introduced in several other states. While the proposals vary among states, the bills all would require, if passed, as much as 5.0% of gross receipts to be paid by wireless distributors to local authorities. Efforts are underway by the industry trade association to preempt such state taxes through federal legislation. In addition, the industry is opposing the state bills as they are introduced, and, in Virginia, it has succeeded in being exempted from the video tax that was eventually enacted into law. However, it is not possible to predict whether new state laws will be enacted which impose new taxes on wireless cable operators.

      In 50 large markets, 33 analog channels are available for wireless cable (in addition to any local broadcast television channels that are not retransmitted over the microwave channels). The FCC licenses and regulates the use of channels by license holders and system operators. In each geographic service area of all other markets, 32 analog channels are available for wireless cable (in addition to any local broadcast television channels that are not retransmitted over the microwave channels). Except in limited circumstances, 20 wireless cable channels in each of these geographic service areas are generally licensed to qualified non-profit educational organizations (commonly referred to as ITFS channels). In general, each of these channels must be used a minimum of 20 hours per week for instructional programming. The remaining "excess air time" on an ITFS channel may be leased to wireless cable operators for commercial use, without further restrictions (other than the right of the ITFS license holder, at its option, to recapture up to an additional 20 hours of air time per week for educational programming, or such other restrictions, including the recapture of additional hours of air time, as may be included in any lease). Lessees of ITFS' "excess air time," including the Company, generally have the right to transmit to their customers the educational programming provided by the lessor at no incremental cost. The FCC recently amended its rules to permit ITFS license holders to consolidate their educational programming on one or more of their ITFS channels, thereby providing wireless cable operators leasing such channels, including the Company, with greater flexibility in their use of ITFS channels. The remaining 13 analog channels available in most of the Company's operating and targeted markets are made available by the FCC for full-time usage without programming restrictions.

      LICENSING PROCEDURES. The actual number of wireless cable channels available for licensing in any market is determined by the FCC's interference protection and channel allocation rules. The FCC awards ITFS and MMDS licenses based upon applications demonstrating that the applicant is legally, financially and technically qualified to hold the license and that the operation of the proposed station will not cause interference to other stations or proposed stations entitled to interference protection.

      The FCC recently conducted the FCC Auction of available commercial wireless cable spectrum in 493 Auction Markets around the country. The winner of an Auction Market has the right to develop the vacant MMDS frequencies throughout the Auction Market, consistent with certain specified interference criteria that protect existing ITFS and MMDS channels. Existing ITFS and MMDS channel rights holders also must protect the Auction Market winner's spectrum from interference caused by power increases or tower relocations. CAI was the successful bidder in the FCC Auction with respect to 32 Auction Markets for $48.8 million, including 7 Auction Markets located in CS Wireless' operating regions at a cost of $12.6 million that will be transferred to CS Wireless at cost. The Company's obligation of $36.2 million ($48.8 million less the $12.6 million for which CS Wireless is obligated) is payable to the FCC 5 days after issuance of a Public Notice by the FCC stating that the Auction Market authorization is ready to be issued.

      In order to be eligible for the FCC Auction, CAI, prior to the start of the auctions, was required to file applications and make up-front payments in accordance with the rules of the FCC Auction. CAI, as the winning bidder, is in the process of fulfilling certain post-auction filing obligations, including, but not limited to, applications that propose new transmission facilities, exhibits concerning its involvement in bidding consortia, and its plans to build-out two-thirds of the market over a five-year period. Due to the unique nature of the FCC Auction, there is no prior regulatory history regarding the scope and nature of the information the FCC will require, or how the FCC will treat the information.

      Under rules and policies for applications for new MMDS facilities filed before the FCC Auction, the FCC would generally issue a conditional license that permits the conditional licensee to commence construction of its facilities upon the satisfaction of specified conditions. Construction of MMDS stations generally must be completed within one year of grant of the conditional license.

      In February 1995, the FCC amended its rules and established "windows" for the filing of new ITFS applications or major modifications to authorized ITFS facilities. The first filing "window" was October 16-20, 1995. Where two or more ITFS applicants file applications for the same channels and the proposed facilities could not be operated without impermissible interference, the FCC employs a set of comparative criteria to select from among the competing applicants. Construction of ITFS stations generally must be completed within 18 months of the date of grant of the authorization.

      If construction of MMDS or ITFS stations is not completed within the authorized construction period, the licensee must file an application with the FCC seeking additional time to construct the station and demonstrate therein compliance with certain FCC standards. If the extension application is not filed or is not granted, the license will be deemed forfeited. ITFS and MMDS licenses generally have terms of 10 years. Licenses must be renewed thereafter, and may be revoked for cause in a manner similar to other FCC licenses. FCC rules prohibit the sale for profit of a conditional MMDS license or a controlling interest in the conditional licensee prior to construction of the station or, in certain circumstances, prior to the completion of one year of operation. However, the FCC does permit the leasing of 100% of an MMDS licensee's spectrum to a wireless cable operator and the granting of options to purchase a controlling interest in a license even before such holding period has lapsed.

      Wireless cable transmissions are subject to FCC regulations governing interference and reception quality. These regulations specify important signal characteristics such as modulation (i.e., AM/FM) or encoding formats (analog or digital). Current FCC regulations require wireless cable systems to transmit only analog signals and those regulations will have to be modified, either by rulemaking or by individual application, to permit the use of digital transmissions. CAI is a party to a pending petition for declaratory ruling filed in July 1995 seeking adoption of interim regulations authorizing digital transmission. When granted, the declaratory ruling will permit the Company to commence installation and operations in a digital mode under existing FCC technical interference criteria. It is likely that, in the longer term, the FCC will consider adopting both new technical and service rules tailored to digital operations. The service rules could modify the respective rights and obligations of the ITFS lessors and their commercial lessees of "excess air time" in light of the increased capacity that would result from digital compression. Even if the FCC does adopt new service rules governing the allocation of "excess air time" in a digital environment, it is anticipated that there would be a dramatic increase in the number of channels that will be available to the Company following the conversion to digital transmission. The Company intends to demonstrate transmission of digital satellite television programming and digital local broadcast television signals in its Rochester, NY market in June 1996. The Company believes that the necessary FCC approvals will be obtained to permit use of digital compression by the time it becomes commercially available; however, there can be no assurance that these approvals will be forthcoming or timely. In addition, such modifications filed with the FCC after the FCC Auction will be subject to the interference protection rights of adjacent FCC Auction winners.

      The FCC also regulates transmitter locations and signal strength. The operation of a wireless cable television system requires the co-location of a commercially viable number of transmitting antennas and operations with transmission characteristics (such as power and polarity). In order to commence the operations of certain of the Company's markets, applications have been or will be filed with the FCC to relocate and modify existing transmission facilities.

      Under current FCC regulations, a wireless cable operator generally may serve subscribers anywhere within the LOS of its transmission facility, provided that it complies with interference standards. Under new rules adopted by the FCC on June 15, 1995, an MMDS channel license holder generally has a protected service area of 35 miles around its transmitter site. The new rules became effective on September 15, 1995. An ITFS channel license holder has protection as to all of its receive sites, but the same protected service area during excess capacity use by a wireless cable operator as an MMDS license holder. In launching or upgrading a system, the Company may wish to relocate its transmission facility or increase its height or power. If such changes cause the Company's signal to violate interference standards with respect to the protected area of other wireless license holders, the Company would be required to obtain the consent of such other license holders; however, there can be no assurance that such consents would be received.

      INTERFERENCE ISSUES. Interference from other wireless cable systems can limit the ability of a wireless cable system to serve any particular point. In licensing ITFS and MMDS systems, a primary concern of the FCC is avoiding situations where proposed stations are predicted to cause interference with the reception of previously proposed stations. Pursuant to FCC rules, a wireless cable system is generally protected from interference within a radius of 35 miles of the transmission site. In addition, modification applications submitted after the FCC Auction will be required to protect FCC Auction winners
from  interference.   The FCC's interference protection standards may
make one or more of these proposed modifications or new grants unavailable. In such event, it may be necessary to negotiate interference agreements with the licensees of the systems which would otherwise block such modifications or grants. There can be no assurance that the Company will be able to negotiate all necessary interference agreements that are on terms acceptable to the Company. In the event the Company cannot obtain interference agreements required to implement the Company's plans for a market, the Company may have to curtail or modify operations in that market, utilize a less optimal tower location, or reduce the height or power of the transmission facility, any of which could have a material adverse effect on the growth of the Company in that market. In addition, while the Company's leases with ITFS and MMDS licensees require their cooperation, it is possible that one or more of the Company's channel lessors may hinder or delay the Company's efforts to use the channels in accordance with the Company's plans for the particular market.

      THE 1992 CABLE ACT. On October 5, 1992, Congress enacted the 1992 Cable Act, which compels the FCC to, among other things, (i) adopt comprehensive federal standards for the local regulation of certain rates charged by hard-wire cable operators, (ii) impose customer service standards on hard-wire cable operators, (iii) govern carriage of certain broadcast signals by all multi-channel video providers, and (iv) compel non-discriminatory access to programming owned or controlled by vertically-integrated cable operators.

      The rate regulations adopted by the FCC do not regulate cable rates once other multi-channel video providers serve, in the aggregate, at least 15% of the households within the cable franchise area. The customer service rules adopted by the FCC establish certain minimum standards to be maintained by traditional hard-wire cable operators. These standards include prompt responses to customer telephone inquiries, reliable and timely installations and repairs, and readily understandable billing practices. These rules do not apply to wireless cable operators, although the Company believes that it provides and will continue to provide customer service superior to its hard-wire cable competitors.

      Under the retransmission consent provisions of the 1992 Cable Act and the FCC's implementing regulations, all multi-channel video providers (including both hard-wire and wireless cable) seeking to retransmit certain commercial broadcast signals must first obtain the permission of the broadcast station. Hard-wire cable systems, but not wireless cable systems, are required under the 1992 Cable Act and the FCC's "must carry" rules to retransmit a specified number of local commercial television or qualified low power television signals. See "Retransmission Consent."

      The 1992 Cable Act and the FCC's implementing regulations impose limits on exclusive programming contracts and prohibit programmers in which a cable operator has an attributable interest from discriminating against cable competitors with respect to the price, terms and conditions of programming. Certain provisions of the 1992 Cable Act and the FCC's implementing regulations have been challenged in the courts and before the FCC. Under the Telecommunications Act of 1996 (the "1996 Act"), Congress has directed the FCC to eliminate cable rate regulations for "small systems," as defined in the 1996 Act, and for large systems under certain prescribed circumstances, and for all cable systems effective three years after enactment of the 1996 Act.

      While current FCC regulations are intended to promote the development of a competitive subscription television industry, the rules and regulations affecting the wireless cable industry may change, and any future changes in FCC rules, regulations, policies and procedures could have a material adverse effect on the Company. In addition, a number of legal challenges to the 1992 Cable Act and the regulations promulgated thereunder have been filed, both in the courts and before the FCC. These challenges, if successful, could result in increases in the Company's operating costs and otherwise have a material adverse effect on the Company. The Company's costs to acquire satellite-delivered programming may be affected by the outcome of those challenges. Other aspects of the 1992 Cable Act that have been challenged, the outcome of which could adversely affect the Company, include the 1992 Cable Act's provisions governing rate regulation to be met by traditional hard-wire cable companies. The 1992

Cable Act empowered the FCC to regulate the basic subscription rates charged by traditional hard-wire cable operators. The FCC recently issued rules requiring such cable operators, under certain circumstances, to reduce the rates charged for non-premium services by as much as 17%. Should these regulations withstand court and regulatory challenges, the extent to which wireless cable operators may continue to maintain a price advantage over traditional hard-wire cable operators could be diminished. On the other hand, continued strict rate regulation of cable rates would tend to impede the ability of hard-wire cable operators to upgrade their cable plant and gain a competitive advantage over wireless cable.

      Due to the regulated nature of the subscription television industry, the Company's growth and operations may be adversely impacted by the adoption of new, or changes to existing, laws or regulations or the interpretations thereof.

      COPYRIGHT.  Under  the  federal  copyright  laws,  permission   from  the
copyright holder generally must be secured before a video program may be retransmitted. Under Section 111 of the Copyright Act, certain "cable systems" are entitled to engage in the secondary transmission of programming without the prior permission of the holders of copyrights in the programming. In order to do so, a cable system must secure a compulsory copyright license. Such a license may be obtained upon the filing of certain reports with and the payment of certain fees to the U.S. Copyright Office. In 1994, Congress enacted the Satellite Home Viewers Act of 1994 which enables operators of wireless cable television systems to rely on the cable compulsory license under Section 111 of the Copyright Act.

      RETRANSMISSION CONSENT. Under the retransmission consent provisions of the 1992 Cable Act, wireless and hard-wire cable operators seeking to retransmit certain commercial television broadcast signals must first obtain the permission of the broadcast station in order to cover their signal. However, wireless cable systems, unlike hard-wire cable systems, are not required under the FCC's "must carry" rules to retransmit a specified number of local commercial television or qualified low power television signals. Although there can be no assurances that the Company will be able to obtain requisite broadcaster consents, the Company believes in most cases it will be able to do so for little or no additional cost.

THE 1996 ACT

      The 1996 Act will result in comprehensive changes to the regulatory environment for the telecommunications industry as a whole. The 1996 Act will, among other things, substantially reduce regulatory authority over cable rates. The legislation affords hard-wire cable operators greater flexibility to offer lower rates to certain of their customers and will thereby permit hard-wire cable operators to target discounts to the Company's current or prospective subscribers.

      The legislation will permit telephone companies to enter the video distribution business, subject to certain conditions. The entry of telephone companies in the video distribution business, with greater access to capital and other resources, could provide significant competition to the wireless cable industry, including the Company.

      In addition, the legislation will afford relief to wireless cable operators and DBS by exempting them from local restrictions on reception antennae and preempting the authority of local governments to impose certain taxes.

      The Company cannot reasonably predict the substance of rules and policies to be adopted by the FCC in implementing the provisions of the legislation.

OTHER REGULATIONS

      Wireless cable license holders are subject to regulation by the FAA with respect to the construction, marking, and lighting of transmission towers and to certain local zoning regulations affecting construction of towers and other facilities. There may also be restrictions imposed by local authorities. There can be no assurance that the Company will not be required to incur additional costs in complying with such regulations or restrictions.

COMPETITION

      Wireless cable television operators face competition from a number of sources, including potential competition from emerging technologies in the subscription television industry, some of which are described below. While CAI believes that its value pricing strategy provides a competitive advantage, aggressive price competition by other companies in the subscription television industry could have a material adverse effect on CAI's results of operations and financial condition.

      HARD-WIRE CABLE. CAI's principal subscription television competitors in each market are traditional hard-wire cable operators. Hard-wire cable companies are generally well established and known to potential customers and have significantly greater financial and other resources than CAI. The hard-wire cable companies competing in CAI's markets generally offer between 34 to 82 channels to their subscribers, compared to between 22 to 42 channels (consisting of between 17 and 33 wireless cable channels and between 5 and 10 local off-air VHF/UHF broadcast channels) generally offered by CAI in its markets.

      DIRECT-TO-HOME ("DTH"). DTH satellite television services originally were available via satellite receivers which generally were 7-to-12 foot dishes mounted in the yards of homes to receive television signals from orbiting satellites. Until the implementation of encryption, these dishes enabled reception of any and all signals without payment of fees. Having to purchase decoders and pay for programming has reduced their popularity, although CAI will to some degree compete with these systems in marketing its services.

      DIRECT BROADCAST SATELLITE ("DBS"). DBS involves the transmission of an encoded signal direct from a satellite to the customer's home. Because the signal is at a higher power level and frequency than most satellite-transmitted signals, its reception can be accomplished with a relatively small (18-inch) dish mounted on a rooftop or in the yard. DBS cannot, for technical and legal reasons, provide local VHF/UHF broadcast channels as part of its service, although many DBS subscribers receive such channels via standard over-the air receive antennas. Moreover, DBS may provide subscribers with access to broadcast network distant signals only when such subscribers reside in areas unserved by any broadcast station. The cost to a DBS subscriber for equipment and service is generally substantially higher than the cost to wireless cable subscribers. Three DBS services currently are available nationwide, and two more are expected to commence service in 1996. AT&T Corp. has invested $137.5 million in DirecTv Inc., a leading provider of DBS service, and MCI Communications Corp. has announced that it has entered into a DBS joint venture arrangement with The News Corporation Limited, using a license that MCI won at a FCC auction for which it is paying a reported $682.5 million. DBS currently has approximately 2.3 million subscribers nationwide.

      PRIVATE CABLE. Private cable is a multi-channel subscription television service where the programming is received by satellite receiver and then transmitted via coaxial cable throughout private property, often MDUs, without crossing public rights of way. Private cable operates under an agreement with a private landowner to service a specific MDU, commercial establishment or hotel. The FCC amended its rules to provide point-to-point delivery of video programming by private cable operators and other video delivery systems in the 18 GHz band. Private cable operators compete with CAI for exclusive rights of entry into larger MDUs.

      TELEPHONE COMPANIES. The Communications Act prohibits local exchange carriers ("LECs"), including the RBOCs from providing video programming directly to subscribers in their respective telephone service areas. This restriction does not apply to wireless cable, however, certain federal courts have held that this cross-ownership ban abridges the First Amendment rights of LECs to free expression under the U.S. Constitution. Such rulings cover nearly all the approximately 1,300 LECs in the United States. The United States Supreme Court has decided to hear an appeal on this issue. A final determination of unconstitutionality of the cross-ownership ban would eliminate federal barriers to telephone company provision of video service. Both the United States Senate and House of Representatives have passed legislation that would, if enacted, lift barriers to the provision of video service by telephone companies. The FCC already permits LECs to provide "video dialtone" service, thereby allowing LECs to make available to multiple service providers, on a nondiscriminatory common carrier basis, a basic platform that will permit end users to access video program services provided by others. Several large telephone companies have announced plans to either (i) enhance their existing distribution plant to offer video dialtone service, (ii) construct new plants in conjunction with a local cable operator to offer video dialtone service, or (iii) acquire or merge with existing hard-wire cable systems outside their telephone service areas. Some LECs have indicated that they intend to construct or acquire separate hard-wire cable systems within their telephone service areas if authorized. While the competitive effect of the entry of telephone companies into the video programming business is still uncertain, the Company believes that wireless cable systems will continue to maintain a cost advantage over video dialtone service and fiber optic distribution technologies. In July 1995, Pacific Telesis Group ("PacTel"), an LEC based in California, acquired Cross Country Wireless, Inc., a wireless cable system operator in southern California, for approximately $175 million. PacTel announced that its acquisition of Cross Country will allow PacTel to enter the market for consumer video services on an expedited basis. In November 1995, PacTel announced it would acquire Wireless Holdings, Inc. and Videotron Bay Area Inc., which operate wireless cable systems in San Francisco, California, Tampa, Florida and Spokane, Washington, and own channel rights in San Diego, California and Greenville, South Carolina, for approximately $170 million. The competitive effect of the entry of telephone companies into the subscription television business, including wireless cable, is still uncertain.

      LOCAL OFF-AIR VHF/UHF BROADCASTS. Local off-air VHF/UHF broadcast television stations (such as ABC, NBC, CBS and Fox) provide free programming to the public. Previously, subscription television operators could retransmit these broadcast signals without permission. However, effective October 6, 1993, pursuant to the 1992 Cable Act, local broadcasters may require that subscription television operators obtain their consent before retransmitting local television broadcasts. The Company has obtained such consents for its operating systems. See "Risk Factors--Restrictions Imposed by Government and Community Regulation." The Company will be required to obtain such consents in certain of its markets to re-broadcast any such channels. The Company believes that it will be able to obtain such consents, but no assurance can be given that it will be able to obtain all such consents. The FCC also has recently permitted broadcast networks to acquire, subject to certain restriction, ownership interests in hard-wire cable systems. In some areas, several low power television ("LPTV") stations authorized by the FCC are used to provide multi-channel subscription television service to the public. LPTV transmits on conventional VHF/UHF broadcast channels, but is restricted to very low power levels, which limits the area where a high-quality signal can be received.

      LOCAL MULTI-POINT DISTRIBUTION SERVICE ("LMDS"). In 1993, the FCC initially proposed to redesignate the 28 GHz band to create a new video programming delivery service referred to as LMDS. In July 1995, the FCC proposed to award licenses in each of 493 Auction Markets pursuant to auctions. Sufficient spectrum for up to 49 analog channels has been designated for the LMDS service. The FCC has not determined how many licenses it will award in each Auction Market. Final rules for LMDS have not been established.

                           THE COMPANY'S MARKETPLACE

BUSINESS AND OPERATING STRATEGIES

      CAI's objective is to become a leading regional provider of subscription television services by penetrating its markets and expanding into additional markets within its current regions. CAI believes that its relationship with Bell Atlantic and NYNEX will enhance its ability to achieve its objective.

      CAI believes that with respect to subscription television services, subscribers are generally indifferent to the delivery technology employed, but are concerned with such features as programming, price, service and reliability. CAI's operating strategy focuses on (i) competitive programming offerings, (ii) responsive customer service, (iii) value pricing, (iv) signal quality and reliability, (v) targeted marketing, (vi) commitment to technology,
(vii) geographic concentration and (viii) exploitation of digital technology. This operating strategy is designed to attract and retain subscribers, enabling CAI to compete effectively with other video providers.

      COMPETITIVE PROGRAMMING OFFERINGS. CAI provides its subscribers with a variety of programming choices, including local broadcast television stations; cable television networks such as CNN, ESPN, A&E, MTV, Nickelodeon, Discovery, HBO, Showtime and Disney; pay-per-view programming services; and various feature films and sporting events. CAI has assembled channel rights and programming agreements that it believes will allow it to provide programming packages competitive with those offered by other video providers. Additionally, CAI has the capacity to offer pay-per-view programming to all of its subscribers utilizing addressable converter technology. CAI believes that the expected introduction of digital video services in late 1996 will increase the variety of programming choices it may offer as well as increase the depth and breadth of additional services to subscribers.

      RESPONSIVE CUSTOMER SERVICE. CAI's objective is to provide its subscribers with a high level of efficient and responsive customer service. CAI believes that the quality of its customer service provides it with a competitive advantage. CAI seeks to achieve a high level of customer service through numerous initiatives, including maintaining extended hours of service, providing extensive training of its customer service representatives, implementing an automated response unit that provides after-hour assistance (e.g., billing inquiries, account balance information) and developing other computer-assisted customer service efficiency programs.

      VALUE PRICING. CAI believes that its lower capital requirements and low operating costs allow it to compete effectively with hard-wire cable operators based on price. CAI's experience indicates that its subscribers prefer premium service, but are reluctant to pay additional charges for premium services at prevailing prices. CAI's pricing strategy is to offer subscribers basic service plus a premium programming channel at the same general price level that its competitors charge for their basic services. In this way, CAI competes on value, while achieving an average revenue per subscriber comparable to that of other video service providers.

      SIGNAL QUALITY AND RELIABILITY. CAI strives to achieve the highest level of quality and reliability afforded by available technology. CAI believes its microwave transmission equipment delivers a signal to its subscribers that meets or exceeds the signal quality generally available from hard-wire cable service. CAI's wireless transmission system eliminates the need for cascading signal amplifiers that degrade television signal quality. Since there are fewer network components, CAI's wireless system achieves greater reliability and fewer outages as compared to most hard-wire cable systems. This reliability results in lower operating costs and fewer customer complaints from loss of service.

      TARGETED MARKETING. CAI targets its marketing efforts in specific neighborhoods identified as being particularly attractive and well-suited for its services. Once selected, the marketing campaign is effected by means of cost-effective local advertising (including billboards and local print-media), door-to-door campaigns, direct mail and customer-referral promotions. This targeted approach allows CAI to control its rollout and its marketing costs. In the future, CAI may include mass marketing strategies in conjunction with its targeted marketing strategy.

      COMMITMENT TO TECHNOLOGY. CAI is committed to deploying cost-effective state-of-the-art technology as it is developed in order to provide its customers with incremental video services, including interactive services. To that end, CAI has installed addressable converters in 100% of its subscriber-homes, allowing desirable and revenue enhancing pay-per-view services to be delivered. Nationally, only 40% of all hard-wire cable subscribers are addressable, according to the 1994 Cable TV Financial Databook published by Kagan. CAI will continue to evaluate new technologies and services, including anticipated developments in interactive services.

      GEOGRAPHIC CONCENTRATION. CAI will continue to develop and acquire markets in targeted regions. Through regional clustering, CAI expects to achieve additional revenue opportunities, such as regional advertising and operating efficiencies, including shared customer service, sales and administrative functions.

      DIGITAL TECHNOLOGY. CAI intends to implement wireless digital video compression technology ("Digital") in Norfolk/Virginia Beach, Virginia, and Boston, Massachusetts and in more of its operating and targeted markets as circumstances permit. CAI estimates that Digital converter boxes could be commercially available by late 1996. Digital is expected to permit between four and 10 video channels to be transmitted over each analog wireless channel. Digital will allow a wireless cable operator to offer between 132 and 330 channels of video programming utilizing 33 analog wireless channels. Further, CAI believes Digital potentially may allow alternative uses of its wireless spectrum. Some alternative uses of CAI's wireless spectrum would be subject to certain regulatory approval. Finally, Digital may also allow CAI to utilize a cellular-type architecture by deploying additional transmit sites in a given market in order to increase the number of serviceable households.

CAI'S MARKETS

     CAI operates six analog-based wireless cable systems in New York City, Rochester and Albany, NY, Philadelphia, PA, Washington, DC, and Norfolk/Virginia Beach, VA. In addition, CAI has a portfolio of wireless cable channel rights in eight additional markets, including Long Island, Buffalo and Syracuse, NY, Providence, RI, Hartford, CT, Boston, MA, Baltimore, MD, and Pittsburgh, PA. The Company's principal competitors in each of its markets are the hard-wire cable companies, and include Comcast Corp., Tele-Communications, Inc., Cox Cable Communications, Time Warner Cable and Cablevision Systems Corp.

      The table below outlines as of March 31, 1996, the characteristics in which CAI is currently operating or where CAI expects to launch systems.

                          Estimated
                          Total                                 New                                    Monthly
                          Service       Estimated    Number of  Channels                Approximate    Revenue
                DMA       Area          LOS          Channels   APPLIED   System        Number of      Per         Premium
MARKET          RANK      HOUSEHOLDS    HOUSEHOLDS   AVAILABLE  FOR       STATUS        SUBSCRIBERS    SUBSCRIBER  PENETRATION
                (1)       (2)           (2)          (3)        (4)                                                (4)
Mid-Atlantic Markets/
Bell Atlantic Region
Philadelphia     4         2,333,000    1,750,000     40          2        Operational   50,700         $38.83      147%
Washington, DC   7         1,547,000    1,160,000     29          4        Operational    3,300          11.84       33%
Pittsburgh      17         1,033,000      775,000     22         10        Planned          ---            ---       ---
Baltimore       23           988,000      741,000     31          2        Planned          ---            ---       ---
Norfolk/
Virgini Beach   40           574,000      431,000     27          6        Operational    3,000          29.87      124%

NORTHEAST MARKETS/NYNEX REGION
New York City    1         5,563,000    4,173,000     36           0       Operational   16,300          46.27      199%
Boston           6         1,710,000    1,283,000     30           3       Planned          ---            ---      ---
Long Island(6)  N/A          619,000      464,000     20          13       Planned          ---            ---      ---
Buffalo         36           544,000      408,000     27           6       Planned          ---            ---      ---
Providence      46           671,000      503,000     23          10       Planned          ---            ---      ---
Albany          52           442,000      332,000     32           0       Operational    9,500          29.41      133%
Syracuse        67           371,000      278,000     17           8       Planned          ---            ---      ---
OTHER MARKETS
Hartford        26         1,012,000      525,000     19           4       Planned          ---            ---      ---
Rochester       71           388,000      323,000     27           6       Operational    2,300          27.27       87%

                          17,795,000   13,146,000                                           85,100

  (1)  DMA is the Designated Market Area as determined by A.C.  Nielsen
       Company as of December 1994.

  (2)  The  Estimated  Total  Service  Area  Households  for  each  market represents  CAI's  estimate  of  the  number of households within the service area of the primary transmitter  in each market based on 1990
       Census Data.  The Estimated LOS Households  for each market represent the  approximate  number of Estimated Total Service  Area  Households within the service  area  that can receive an unobstructed signal, as estimated by CAI, based on  engineering  analyses  of each individual market.  Under the business relationship agreement, CAI has agreed to deliver at least 75% LOS households in each market covered  by the BR
       Agreement.   The service area for a

         market varies from 25 to 40 miles based on transmitter height, transmitter power, and the proximity of adjacent wireless systems.
         The number of Estimated  Total  Service  Area Households and Estimated
         LOS Households for Boston, Providence, Hartford,  New  York City, Long
         Island, Washington, D.C. and Baltimore have been adjusted to eliminate overlapping regions.

    (3)  The Number of Channels Available comprises wireless cable  channels and  local  broadcast  channels  that  can be received by subscribers.
         Wireless cable channels are either licensed  to  CAI  or leased to CAI from other license holders.  The Number of Channels Available includes
         10  off-air  channels  in  Boston and 11 in New York.  The  Number  of
         Channels  Available is as of  March  31,  1996  and  includes  certain channels that are subject to FCC approvals or third party interference agreements. CAI has pending FCC applications concerning co-location of transmission  sites and/or an increase in broadcast power with respect to 4 channels in  Philadelphia,  5 channels in Hartford, 4 channels in
         New  York  City,  16  channels  in Washington,  D.C.,  4  channels  in
         Pittsburgh, 24 channels in Rochester,  16  channels  in  Syracuse,  23 channels  in  Providence,  3 channels in Buffalo and substantially all channels in Boston and Long  Island.  The Number of Channels Available
         includes  ITFS  channels that may  not  be  available  for  commercial programming by CAI.

    (4)  Beginning in November  1995  and  ending on March 28, 1996, the FCC held the FCC Auction.  CAI was the successful  bidder  in  32 markets,
         seven  of  which will be transferred to CS Wireless at cost.   As  the
         successful bidder  in such markets, CAI is applying to the FCC for 127 channel licenses.  In  addition,  CAI  has  pending  FCC  applications concerning  issuances  of  licenses  for 2 channels in Boston,  MA;  6 channels in Long Island, NY; 8 channels  in Pittsburgh, PA; 8 channels in  Providence,  RI; 6 channels in Syracuse,  NY  and  4  channels  in
         Washington, DC.  Although  there  is  no  assurance  that the FCC will grant these applications, many have been accepted for  filing  by  the
         FCC  and posted on Public Notice.  CAI is also completing negotiations for the lease of 4 channels in Norfolk, VA.

    (5) Premium penetration is the ratio of the total number of premium channels received by subscribers in a market divided by the number of subscribers in that market. In most markets, the basic subscription service includes one premium channel.

    (6)  The Long Island market includes Nassau and Suffolk  counties in New
         York State.

       The table below outlines certain characteristics of the Auction Markets for which CAI was the successful bidder during the recent FCC Auction (excluding Auction Markets transferred to CS Wireless and the Auction Markets included in the above table).


                                        Estimated Channels      Estimated Total
                                          Available from         Service Area        Estimated LOS
                                            FCC AUCTION           HOUSEHOLDS          HOUSEHOLDS
         Dover, DE                           3                 127,000               82,000
         Glens Falls, NY                    13                  55,000               35,000
         Hyannis, MA                         8                 101,000               65,000
         Ithaca, NY                          8                   2,000                1,000
         Manchester, VT                     10                 249,000              161,000
         New Haven, CT                      13                  15,000                9,853
         New London, CT                      6                 106,000               68,000
         Pittsfield, MA                      5                  52,000               34,000
         Poughkeepsie, NY                    6                 162,000              105,000
         Springfield, MA                     5                 130,000               84,000
         Utica, NY                           6                 120,000               77,000
         Worcester, MA                       5                  50,000                2,000
                                Totals                       1,169,000              724,000

EMPLOYEES

      As of June 15, 1996, CAI had a total of 352 employees, of which none were subject to collective bargaining agreements. CAI has never experienced a work stoppage and believes that employee relations are good.


                              ITEM 2.  PROPERTIES

     CAI leases various office sites in Albany, New York; Arlington, Virginia; and in each region in which an operating system exists. CAI also leases transmission tower sites in the regions of its operating systems. CAI believes adequate office space and tower sites are readily available in all markets.

     CAI owns substantially all of the equipment which is necessary to conduct its operations, except certain vehicles, test equipment, and office equipment. A significant portion of CAI's investment in plant and equipment consists of subscriber equipment, which includes antennas, block downs, converters and remotes, and related installation costs, principally located at the subscribers' premises, and the reception and transmitter equipment located at the transmitter sites.


                          ITEM 3.  LEGAL PROCEEDINGS


      There are no material pending legal proceedings with respect to CAI.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      No matters were submitted to stockholders during the last three months of the fiscal year ended March 31, 1996.

                                    PART II


 ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The principal market in which CAI Common Stock is traded is the NASDAQ National Market System under the ticker symbol "CAWS". The approximate number of stockholders of record on June 14, 1996 was 537. The high and low sales prices for the Common Stock on the NASDAQ are as follows:

                                                                 HIGH                   LOW
FISCAL YEAR ENDED MARCH 31, 1995
    First Quarter                                          $13.00                $10.00
    Second Quarter                                          13.00                 10.00
    Third Quarter                                           12.00                  7.00
    Fourth Quarter                                          16.25                  7.25
FISCAL YEAR ENDED MARCH 31, 1996
    First Quarter                                           13.75                  9.75
    Second Quarter                                          13.00                  8.38
    Third Quarter                                           10.50                  7.25
    Fourth Quarter                                          10.38                  7.25
FISCAL YEAR ENDING MARCH 31, 1997
    First Quarter (through June 14, 1996)                   17.50                  6.25

DIVIDENDS

      The Company has never paid cash dividends on the CAI Common Stock and does not currently intend to pay cash dividends on the CAI Common Stock in the foreseeable future.

      Since the Company generally conducts, and in the future intends to conduct, operations through subsidiaries, the Company's ability to declare or pay cash dividends will depend in part on the ability of the Company's present and future subsidiaries to declare or pay cash dividends to the Company.

      Any future determination by the Company to pay cash dividends on the CAI Common Stock will be within the discretion of the Company's Board of Directors and will depend upon the earnings of the Company, the Company's financial condition and capital requirements and other financial factors which are considered relevant by the Company's Board of Directors.

      The Company has accrued dividends of $5,812,562 on all classes of its preferred stock as of March 31, 1996. The Company is not required to pay dividends on the Senior Preferred Stock until December 1, 1998. The Company began paying quarterly dividends on the 8% Redeemable Convertible Series A Preferred Stock, no par value (the "Series A Preferred Stock"), of CAI in March 1996.

      Pursuant to certain restrictive covenants contained in the Term Notes and the Senior Notes, the Company cannot declare or pay any dividends or make any distributions on shares of the Company except for dividends required to be paid on the Series A Preferred Stock and Senior Preferred Stock. Also, the Company may not purchase or redeem any of its shares, including warrants and options therefor.

                       ITEM 6.  SELECTED FINANCIAL DATA

      The following summary should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein. (in thousands, except share data)

                                                          Eight-month    Seven-month
                             Inception to   Year ended   Period ended   Period Ended  Year Ended  Year Ended
                             December 31,   December 31,  August 31,     March 31,     March 31,   March 31,
                                1991          1992          1993           1994        1995(2)     1996(3)

Summary of Operations:
  Revenue                   $      -       $      -       $       -     $      918      $   5,148   $  30,682
  Net loss                        (74)          (189)         (1,378)        (7,521)       (14,107)    (40,986)
  Preferred dividend
   requirement                     -              -               -              -            328       5,879
  Ratio of earnings to
   fixed charges(1)                -              -               -              -              -           -
Per Share Data:
  Loss per common
  share                          (.01)          (.02)           (.12)          (.61)          (.93)      (1.73)
Weighted average number
  of shares outstanding     11,777,431      11,777,431      11,777,431    12,278,220     15,456,540   27,075,578


                                  December 31,      December 31,   August 31,    March 31,    March 31,     March 31,
                                     1991              1992           1993         1994         1995          1996
Financial Condition:
   Wireless channel rights -net   $          -      $         -    $    1,350    $   10,791   $  46,192     $  205,974
   Investment in CS Wireless                 -                -             -             -           -        113,054
   Property and equipment - net              -                -           763         2,434      21,840         52,569
   Total assets                            157              395         2,499        41,047      78,461        698,795
   Notes payable                            61              312         3,511         3,130      29,532        318,435
   Redeemable preferred stock                -                -             -             -      18,378         92,882
   Shareholders' equity                     96               75        (1,597)       34,346      22,115        192,611

(1) In calculating the ratio of earnings to fixed charges, earnings consists of losses prior to income tax benefit, minority interest in loss, and fixed charges. Fixed charges consists of interest expense, amortization of debt issuance costs and one-third of rental payments on operating leases (such amount having been deemed by CAI to represent the interest portion of such payments). Earnings were inadequate to cover fixed charges by the amount of $74, $189, $1,378, $7,552, $15,004 and $53,307 for the periods ended in
   1991, 1992, 1993, 1994, 1995, and 1996, respectively.

(2) The Company acquired the New York System on January 9, 1995 (see Note 2 to the Financial Statements).

(3) The Company acquired ACS and ECNW on September 29, 1995 (see Item 1). Also, the Company closed a series of transactions with Heartland wherein the Company's subsidiary, CS Wireless, received certain assets from Heartland in exchange for CS Wireless common stock and cash (see Item 1).

          ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      This section should be read in conjunction with the Consolidated Financial Statements of the Company, the notes thereto and other information presented elsewhere herein. Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are accompanied by cautionary factors which could cause CAI's actual results to differ materially from those in the forward-looking statement. The cautionary factors presented should not be construed as exhaustive.

LIQUIDITY AND CAPITAL RESOURCES

      The wireless cable industry requires significant capital. CAI's plan for continued expansion requires substantial capital investment on a continuing basis and availability of sufficient financing is essential to that plan.
Funds are required for the lease or acquisition of channel rights, the acquisition of wireless cable systems, the construction of system head-end and transmission equipment, start-up costs related to the commencement of operations and subscriber installation costs. CAI has financed its capital requirements since inception through a combination of the issuance of debt and equity securities, the incurrence of loans and the assumption of debt and other liabilities in connection with acquisitions. CAI has incurred operating losses since inception and its cash flow from operating activities has to date been insufficient to cover its operating expenses.

      CAI estimates that the launch of a new analog wireless cable system in a typical market (assuming 23 or more channels per market) requires the expenditure of approximately $2.2 million of start-up costs, consisting of approximately $1.2 million for system head-end and transmission equipment and approximately $1.0 million for the other pre-operational and start-up expenses, and incremental installation costs of approximately $450-500 per subscriber for equipment and labor at subscriber locations. The Company has made the decision to convert some of its analog systems to Digital, as it is doing with the Norfolk/Virginia Beach system, and to initially set up Digital systems as with the Boston, Massachusetts market. A Digital wireless cable system will cost much more than analog, including higher incremental installation costs per subscriber when subscriber equipment becomes available. The head-end and transmission expenditures must be made before programming can be delivered to subscribers. Labor installation costs for a subscriber are incurred only after that subscriber signs up for services.

During the year ended March 31, 1995, CAI expended approximately $15.0 million to purchase equipment, $8.1 million to fund operating activities, $9.9 million to acquire the New York System, and $1.3 million to acquire wireless channel rights. During this period CAI funded its cash requirements out of existing cash balances, an issuance of equity securities generating net proceeds of approximately $7.1 million, debt proceeds of $9.8 million, and the disposition of equipment generating net proceeds of approximately $0.6 million. At March 31, 1995, CAI had unrestricted cash and cash equivalents of approximately $1.2 million.

      Since March 31, 1995, CAI has raised an additional $1.5 million of equity capital through the issuance of 179,765 shares of common stock. On May 9, 1995, at the Stage I Closing CAI received $30.0 million from Bell Atlantic and NYNEX, the proceeds of which were used to retire $21.3 million of short-term notes issued in connection with the purchase of the New York System, provide a required $4.0 million cash deposit under the ACS Merger Agreement, and to pay $3.0 million of cost associated with the short-term debt issued for the acquisition of the New York System and for transaction expenses and working capital. In June 1995, CAI received $12.0 million from an affiliate of Smith Barney pursuant to a term note, the proceeds of which were used for working capital.

      On September 29, 1995, the Company received $265.9 million from the Senior Notes Offering, net of $9.1 million in underwriting costs and interest, of which $90.6 million was placed in escrow to cover three years of interest, plus $70 million from the sale of 7,000 shares of Senior Preferred Stock and the Stage II Warrants to BANX. These funds were used in part to pay the cash portions of the following acquisitions: ACS ($41.1 million), ECNW ($8.9 million), the Baltimore Assets ($11.3 million) and the Pittsburgh Assets ($6.4 million). The non-cash portion of the purchase prices was satisfied with CAI Common Stock or debt, primarily notes.

          ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (continued)

      Additionally, the Company loaned ACS $22.3 million to pay off ACS bank debt and another $11.3 million to pay other costs incurred by ACS relating to the ACS acquisition and for other corporate purposes. CAI also used $12.4 million to repay the interim financing it received from Smith Barney Holdings, Inc., including interest, and another $2.1 million to pay legal and other fees relating to the merger, Stage II Closing and the offering of the Senior Notes.

      During the year ended March 31, 1996, CAI expended approximately $14.5 million to purchase equipment, $34.6 million to fund operating activities and $24.5 million to acquire wireless channel rights in addition to the mergers and acquisitions mentioned previously. During fiscal 1996, CAI funded its cash requirements out of existing cash balances and the financings more fully described above. At March 31, 1996, CAI had cash and cash equivalents of approximately $103.3 million.

      Pursuant to the terms of the Participation Agreement, CAI and Heartland agreed to contribute to CS Wireless certain wireless cable assets, including related operating liabilities, or the stock of subsidiaries owning wireless cable assets for systems located principally in the Midwestern and Southwestern regions of the country. The transaction closed on February 23, 1996. CAI owns approximately 54% of CS Wireless, Heartland approximately 35%, and affiliates of Bell Atlantic and NYNEX own approximately 10%. The remaining 1% equity interest was sold to purchasers in the Unit Offering. The combination of these assets into CS Wireless resulted in a company with approximately 5.7 million LOS households and 56,500 subscribers, making it one of the largest wireless cable companies in the United States in terms of subscribers and LOS households.

      Through fiscal 1997 the Company plans to spend $60 million primarily for the purchase and installation of digital compatible head-end (transmission) equipment in connection with a BR Agreement with BANX (the BR Agreement). CAI is committed through open purchase orders to expend approximately $22.3 million primarily for capital expenditures associated with the development of the Boston and Norfolk/Virginia Beach Digital transmission facilities as of March 31, 1996. In addition, during that period, the Company is obligated to pay minimum license fees and lease payments of approximately, $6.5 million. Management believes that the Company's growth plan will require additional funds during the 1997 fiscal year, especially if CAI determines to effect additional acquisitions or to accelerate its anticipated growth rate or system launch rate, and/or if BANX fails to exercise its options with respect to markets as contemplated by the BR Agreement. Such additional funds may take the form of debt or equity securities issuances, borrowings under loan arrangements or sales of assets including channel rights or wireless cable systems. CAI's ability to engage in financings, asset sales or acquisition transactions is limited by the contractual arrangements entered into with BANX, and significant transactions likely will require its prior consent. In addition, the Senior Notes impose similar restrictions on the incurrence of additional debt and on the ability to effect asset sales. There is no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

      In the event that such additional financings are not available to the Company, management can and will defer capital expenditures and other costs currently contemplated, including the deployment of Digital head-end equipment which will affect the Company's ability to implement its obligations under the BR Agreement. The present revenue stream and cash resources available to the Company are adequate to sustain the Company's needs through mid 1997 if such actions were taken. However, expansion plans would be adversely impacted. There is no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

COMPARISON OF OPERATING RESULTS

      SEVEN MONTHS ENDED MARCH 31, 1994 COMPARED TO EIGHT MONTHS ENDED AUGUST 31, 1993

      The Company started operating the Albany System effective September 1, 1993 from which the Company generated all of its revenues, $0.9 million. The Company had a net loss of $7.5 million for the seven months ended

          ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS (continued)

March 31, 1994. The loss resulted primarily from a $2.5 million non-cash compensation charge associated with stock sales to employees, approximately $1.5 million of corporate general and administrative expenses associated with developing a corporate administration and additional markets (Hartford, Rochester and Virginia Beach), and $3.4 million of interest expense.

      Costs and expenses for the seven-month period ended March 31, 1994 totaled $5.2 million versus $0.3 million in the prior eight-month period ended August 31, 1993. The 1994 costs and expenses included $0.4 million of programming and license fees, $36,000 of marketing, and $0.3 million of depreciation and amortization expense. Such costs had not been incurred prior to the commencement of operations as of September 1, 1993.

      General and administrative expenses for the seven-month period ended March 31, 1994 increased to $2.0 million from $247,000 during the eight-month period ended August 31, 1993. General and administrative expense consist primarily of salaries and related payroll costs. Such costs increased to $1.4 million during the seven-month period ended March 31, 1994 from $186,000 during the eight-month period ended August 31, 1993 due to increases associated with the development and management of a multisystem operation.

      Interest expense for the seven-month period ended March 31, 1994 was $3.4 million. Such expense was comprised of $2.7 million ($1.0 million imputed interest expense attributed to 1,840,000 shares of CAI Common Stock issued in conjunction with a $0.6 million short-term loan, $1.5 million of non-cash interest expense related to certain warrants issued in regard to bridge financing at exercise prices below market; and $0.2 million of loan discounting amortization), of non-cash interest expense, $0.7 million of bridge financing interest expense, and approximately $50,000 of other interest expense, primarily related party interest.

      In aggregate, the non-cash charges to interest expense and compensation totaled approximately $5.1 million in the seven-month period ended March 31, 1994 compared to the eight-month period ended August 31, 1993 total of $1.1 million. All such non-cash charges were reflected as additional paid-in capital.

      YEAR ENDED MARCH 31, 1995 COMPARED TO SEVEN MONTHS ENDED MARCH 31, 1994

                    Revenues were $5.1 million for the year ended March 31, 1995, compared to $0.9 million for the seven month period ended March 31, 1994. The revenues consisted of $4.8 million in television subscription revenue, $0.2 million in installation revenue and other revenue, and $0.1 million in pay-per-view revenues for the year ended March 31, 1995 and $850,000, $53,000 and $15,000, respectively, for the seven month period ended March 31, 1994.

      CAI's television subscription revenue of $4.8 million for the year ended March 31, 1995 resulted from the following systems: Albany ($1.9 million), New York City ($2.6 million), Hartford VDT ($0.1 million), Rochester ($0.1 million), Hampton Roads ($0.1 million) and Providence SMATV ($0.1 million). Such revenue of $0.9 million for the seven months ended March 31, 1994 was from the Albany System only.

      CAI had a net loss of $14.1 million for the year ended March 31, 1995 primarily due to operating costs and interest expense and expenses associated with the development of CAI's Hartford, Rochester, Hampton Roads, and Albany markets.

      Programming and license fees were $2.0 million for the year ended March 31, 1995 compared to $0.4 million for the seven month period ended March 31, 1994. These costs are primarily attributable to the Albany System acquired in August 1993 and have increased with the growth of subscribers and the acquisition of the New York System.

          ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS (continued)

      CAI's general and administrative expenses increased to $11.1 million for the year ended March 31, 1995 from $2.0 million for the seven month period ended March 31, 1994. The increased general and administrative expenses are due primarily to costs associated with increased staffing levels, facility expenses, supplies, utilities, equipment, and other costs associated with four new systems being started and larger corporate headquarters.

      Depreciation and amortization increased to $3.6 million for the year ended March 31, 1995 from $0.3 million for the seven month period ended March 31, 1994. Depreciation and amortization expenses for the year ended March 31, 1995 are comprised of approximately $2.5 million of depreciation related to property and equipment, most of which was acquired in 1994, and approximately $1.1 million of amortization of primarily wireless channel rights compared to approximately $0.2 million and $0.1 million, respectively, for the seven month period ended March 31, 1994, during which time the Company only operated the Albany System.

      Interest income increased to $0.6 million for the year ended March 31, 1995 compared to $0.1 million for the seven month period ended March 31, 1994. The increase in interest income is attributable to the interest income earned on the proceeds received from CAI's initial public offering that occurred in February 1994.

      Other income increased to $0.3 million for the year ended March 31, 1995 compared to no other income for the seven month period ended March 31, 1994. The increase in other income is primarily attributable to a gain on the sale of transmission equipment, made available after the May 1994 Albany System equipment upgrade.

      Interest expense decreased to $1.7 million for the year ended March 31, 1995 from $2.2 million for the seven month period ended March 31, 1994. The
1995 interest expense is primarily associated with notes issued in the acquisition of the New York System in January 1995. The 1994 interest is primarily associated with bridge notes issued prior to CAI's initial public offering.

      Interest expense-related parties decreased to $18,000 for the year ended March 31, 1995 from $1.2 million for the seven month period ended March 31, 1994. The 1995 related party interest expense is associated with a $0.2 million outstanding note payable to a shareholder. The 1994 related party interest expense is primarily due to shares of CAI Common Stock issued in conjunction with a short-term borrowing originating in August 1993.

      YEAR ENDED MARCH 31, 1996 COMPARED TO YEAR ENDED MARCH 31, 1995

      CAI's total revenue was $30.7 million for the year ended March 31, 1996 as compared to $5.1 million for the year ended March 31, 1995 primarily due to the ACS acquisition on September 29, 1995 and a full year of operations for the New York System. ACS contributed $15.0 million to the overall increase of $25.6 million for its six months of operations included since the date of acquisition. The New York System contributed $7.5 million of the increased revenue. The remaining increase of $3.1 million is attributable to the growth of subscribers in the other systems.

      CAI's television subscription revenue was $28.1 million for the year ended March 31, 1996 as compared to $4.9 million for the year ended March 31, 1995 resulted from the following systems: Albany ($3.1 vs. $1.9 million), Rochester ($0.7 vs. $0.1 million), New York City ($9.2 vs. $2.6 million), Hampton Roads ($0.8 vs. $0.1 million), Philadelphia ($10.8 vs. 0 million) , Cleveland ($2.1 vs. 0 million), Bakersfield ($0.9 vs. 0 million), Washington ($0.2 vs. 0 million), Hartford VDT ($0.1 vs. $0.1 million), and Providence SMATV ($0.2 vs. $0.1 million). The systems with zero for the prior year were acquired in the current year.

      The increase in the New York City television subscription revenue is due to a full year of operations for the year ended March 31, 1996 as compared to only three months of operations included in the year ended March 31, 1995.

          ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS (continued)

      The television subscription revenue for Cleveland and Bakersfield totaling $3.0 million is for the period that these two systems were part of CAI. Cleveland and Bakersfield were acquired as part of the ACS acquisition and subsequently contributed to CS Wireless. CS Wireless was consolidated with CAI until the CS Closing (February 23, 1996). CS Wireless' revenue and expenses are not included in CAI's consolidated financial statements after that date. Through December 31, 1995, CAI will account for CS Wireless on a three-month lag that corresponds with CS Wireless' December 31 fiscal year end.

      CAI's net loss of $41.0 million for the year ended March 31, 1996 is higher than the net loss of $14.1 million for the year ended March 31, 1995 by $26.9 million due primarily to substantial increases in depreciation and amortization ($21.1 million) and interest expense ($22.9 million) offset by a deferred income tax benefit of $12.0 million and increased interest income of $5.4 million.

      The operating loss increased to $34.8 million for the year ended March 31, 1996 from $14.2 million for the year ended March 31, 1995, a change of $20.6 million, which approximated the depreciation and amortization increase of $21.1 million. The increase is primarily due to the depreciation and amortization associated with property and equipment, wireless channel rights, and goodwill acquired in connection with the ACS and ECNW acquisitions and to a lesser extent on additional investment in property and equipment.

      Programming and license fees were up six times from $2.0 million for the year ended March 31, 1995 to $12.6 million for the year ended March 31, 1996 in line with television subscription revenue also up almost six times. Marketing expenses were up slightly from $2.5 million for the year ended March 31, 1995 to $3.5 million for the year ended March 31, 1996 reflecting less emphasis on marketing and more on acquisitions during the year. General and administrative expenses went from $11.1 million for the year ended March 31, 1995 to $24.7 million for the year ended March 31, 1996, primarily due to the general and administrative expenses of then-newly acquired ACS and ECNW ($6.3 million) and a full year of the New York System (net increase of $5.2 million). General and administrative costs should stabilize due to the combination of ACS' and CAI's administrative operations.

      General and administrative expenses, other than those associated with new acquisitions and the New York System, increased $2.1 million over the prior year primarily due to increased salaries, personnel and professional fees incurred to develop, acquire, integrate and manage new systems.

      Interest expense increased to $24.6 million for the year ended March 31, 1996 from $1.7 million for the year ended March 31, 1995, a change of $22.9 million, primarily due to interest expense incurred on the Senior Notes issued on September 29, 1995 and the Term Notes issued on May 9, 1995. Interest expense will continue to increase next year by approximately $18.0 million to reflect the first full year of interest expense on the Senior Notes.

      Interest income was $6.0 million for the year ended March 31, 1996 as compared to $0.6 million for the year ended March 31, 1995. The increase is primarily due to income earned on the debt service escrow for the Senior Notes and on funds remaining from the issuance of the Senior Notes which are invested until used.

      The operating loss of $34.8 million for the year ended March 31, 1996 includes $1.8 million for the Cleveland and Bakersfield systems which are now part of CS Wireless. While CAI will no longer include those systems' revenue and expenses in its statements of operations, CAI will include its share of CS Wireless's net loss to the extent of its 54% ownership. Based on an unaudited pro forma condensed combined statement of operations for CS Wireless for the year ended December 31, 1995 (prepared as if the contributions contemplated by the Participation Agreement had occurred on January 1, 1995), CS Wireless' net loss would have been $35.0 million, of which CAI's share would approximate $18.9 million. CAI will record its share of CS Wireless' loss with a corresponding reduction in its investment in CS Wireless. CAI has not guaranteed any debt or commitments of CS Wireless.

          ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

INFLATION

      Management does not believe that inflation has had or will have a material impact on the Company's results of operations. Management believes it will be able to increase subscriber rates to keep pace with inflationary increases in costs without a significant decline in the number of subscribers.

SEASONALITY OF INSTALLATION ACTIVITIES

      The rate at which new subscriber installations occur can be affected by severe winter or other weather conditions and limited daylight hours in the winter months in certain markets. Therefore, CAI may experience lower than average subscriber growth and capital expenditures primarily during the winter season.

NEW ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards No. 121 -- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of is effective for fiscal years beginning after December 15, 1995. The Company will adopt this statement on April 1, 1996. CAI believes this statement will not have a material effect on CAI's financial position or results of operations.

      Statement of Financial Accounting Standards No. 123 -- Accounting for Stock-Based Compensation is effective for fiscal years beginning after December 15, 1995. CAI intends to continue using the intrinsic value based method of accounting for employee stock compensation and intends to implement the disclosure requirements required by FASB 123 as of April 1, 1996. CAI believes this statement will not have a material effect on CAI's financial position or results of operations.

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                       Page No.
                                                                     IN FORM 10-K

FINANCIAL STATEMENTS

Report of Independent Accountants                                          29

Consolidated Balance Sheets - March 31, 1995 and 1996                      30

Consolidated Statements of Operations - Seven-Month Period Ended
March 31, 1994, and Years Ended March 31, 1995 and 1996                    31

Consolidated Statements of Shareholders' Equity - Seven-Month Period
Ended March 31, 1994 and Years Ended March 31, 1995 and 1996               32

Consolidated Statements of Cash Flows - Seven-Month Period Ended
March 31, 1994 and Years Ended March 31, 1995 and 1996                     33

Notes to Consolidated Financial Statements                                 36

                             REPORT OF INDEPENDENT
                                  ACCOUNTANTS






REPORT OF INDEPENDENT ACCOUNTANTS



Shareholders and Board of Directors
CAI Wireless Systems, Inc.
Albany, New York

We have audited the accompanying consolidated balance sheets of CAI Wireless Systems, Inc. and Subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended March 31, 1996 and 1995 and for the seven-month period ended March 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CAI Wireless Systems, Inc. and Subsidiaries as of March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended March 31, 1996 and 1995 and for the seven-month period ended March 31, 1994 in conformity with generally accepted accounting principles.



                                    COOPERS & LYBRAND L.L.P.


Albany, New York
June 21, 1996

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           MARCH 31,                  MARCH 31,
                                                             1995                       1996
                        ASSETS
Cash and cash equivalents                                $  1,201,932               $103,263,094
Subscriber accounts receivable, less allowance for
 bad debts of $135,383 for 1995 and $1,296,282
 for 1996                                                      63,248                  1,432,674
Prepaid expenses                                              296,296                    698,482
Property and equipment, net                                21,840,328                 52,568,619
Wireless channel rights, net                               46,192,083                205,973,840
Investment in CS Wireless Systems, Inc.                             -                113,054,069
Debt service escrow                                                 -                 77,621,088
Goodwill                                                            -                131,282,996
Loan acquisition costs, net                                 1,012,536                 10,631,263
Other assets                                                7,854,452                  2,268,847
     Total Assets                                         $78,460,875               $698,794,972
         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
 Accounts payable                                        $  4,513,908               $  8,244,577
 Accrued expenses                                           2,518,845                 10,186,374
 Senior debt                                               21,250,000                275,000,000
 Notes payable                                              8,282,147                 43,434,667
 Wireless channel rights obligations                          963,648                 41,025,866
 Deferred income taxes                                              -                 35,410,000
                                                           37,528,548                413,301,484
Commitments
Minority interest                                             438,963                          -
Mandatorily redeemable preferred stock
 14% Senior convertible preferred stock
   (liquidation value  $70,000,000)                                 -                 69,020,002
 Series A 8% redeemable convertible preferred stock
   (liquidation value  $18,050,000)                        18,050,000                 18,050,000
 Accrued preferred stock dividends                            328,011                  5,812,562
                                                           18,378,011                 92,882,564
Shareholders' Equity
 Preferred stock
 Common stock, shares issued and outstanding
   March 31, 1995 - 15,754,018
   March 31, 1996 - 37,829,482                             40,341,043                257,701,130
 Additional paid-in-capital                                 5,042,643                          -
 Accumulated deficit                                     (23,268,333)                (65,090,206)
                                                           22,115,353                192,610,924
     Total Liabilities and Shareholders' Equity           $78,460,875               $698,794,972

                See notes to consolidated financial statements.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                      SEVEN-MONTH
                                                      PERIOD ENDED              Year ended                 Year ended
                                                        MARCH 31,                March 31,                  March 31,
                                                          1994                     1995                       1996
Revenues                                          $    917,762                $  5,147,510                 $30,682,486
Costs and expenses
   Programming and license fees                        361,714                   2,024,943                  12,582,750
   Marketing                                            36,252                   2,529,623                   3,525,396
   General and administrative                        4,475,422                  11,139,693                  24,689,572
   Depreciation and amortization                       294,945                   3,639,643                  24,718,341
                                                     5,168,333                  19,333,902                  65,516,059
    Operating loss                                 (4,250,571)                 (14,186,392)                (34,833,573)
Other income (expense)
   Interest income                                      70,749                     641,021                   6,047,081
   Other income                                              -                     275,579                      87,268
   Interest expense                                (3,372,313)                  (1,733,745)                (24,608,258)
                                                   (3,301,564)                    (817,145)                (18,473,909)
      Loss before provision for income tax
      benefit and minority interest                (7,552,135)                 (15,003,537)                (53,307,482)
Provision for income tax benefit                             -                           -                  12,000,000
    Loss before minority interest                  (7,552,135)                 (15,003,537)                (41,307,482)
Minority interest in los                               31,266                      896,700                     321,910
    Net loss                                       (7,520,869)                 (14,106,837)                (40,985,572)
Preferred stock dividend                                    -                     (328,011)                 (5,878,960)
    Loss applicable to common stock
      shareholders                                $(7,520,869)                $(14,434,848)               $(46,864,532)
Loss per common share                             $     (0.61)                $      (0.93)               $      (1.73)
   Average common and equivalent shares
   outstanding                                     12,278,220                   15,456,540                  27,075,578


                See notes to consolidated financial statements.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

SEVEN-MONTH PERIOD ENDED MARCH 31, 1994 AND YEARS ENDED MARCH 31, 1995 AND 1996


                                                                               ADDITIONAL
                                                    COMMON STOCK                PAID-IN         ACCUMULATED
                                                 SHARES         AMOUNT          CAPITAL           DEFICIT            TOTAL
BALANCE AT SEPTEMBER 1, 1993                  9,200,000     $        20     $      43,571    $  (1,640,627)    $  (1,597,036)
Sale of common stock                          2,300,000          12,000                                               12,000
Additional value assigned to shares of
  common stock sold to employees at a price
  below fair market value                                                       2,465,000                          2,465,000
  Value assigned to detachable warrants and
  bonus interest on issued debt                                                 2,660,000                          2,660,000
Sale of common stock - IPO                    3,910,000      43,010,000                                           43,010,000
  Less issuance costs                                        (4,599,477)                                          (4,599,477)
  Additional acquisition costs of Master
  Sublease adjusted to historical cost                                            (83,855)                           (83,855)
Net loss for the seven-month period           _________      _________           _________       (7,520,869)      (7,520,869)
Balance at March 31, 1994                    15,410,000      38,422,543         5,084,716        (9,161,496)      34,345,763
Value assigned to warrants exercised             72,279          18,500           (18,500)
Preferred stock converted to common stock       271,739       1,900,000                                            1,900,000
Value assigned to detachable warrants                                             304,438                            304,438
Preferred stock dividends accrued                                                (328,011)                          (328,011)
Net loss for the year                         _________      __________          _________      (14,106,837)     (14,106,837)
Balance at March 31, 1995                    15,754,018      40,341,043         5,042,643       (23,268,333)      22,115,353
Net proceeds from sale of common stock          179,765       1,470,329                                            1,470,329
Value assigned to detachable warrants                                           1,350,000                          1,350,000
  Common stock issued to acquire 49% minority
  interest in Hampton Roads Wireless, Inc.      652,523       8,000,000                                            8,000,000
  Less issuance costs                                           (47,058)                                             (47,058)
Common stock issued in ACS Merger            19,362,611     190,600,700                                          190,600,700
  Less registry costs                                        (1,316,743)                                          (1,316,743)
Common stock issued in ECNW Merger            1,880,565      18,652,859                                           18,652,859
Senior preferred stock issuance costs                                          (1,349,984)                        (1,349,984)
Preferred stock dividends accrued                                              (5,042,659)         (836,301)      (5,878,960)
Net loss for the year                         _________     ___________         _________       (40,985,572)     (40,985,572)
Balance at March 31, 1996                    37,829,482    $257,701,130        $        -      $(65,090,206)    $192,610,924


                See notes to consolidated financial statements.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    SEVEN-MONTH
                                                                   PERIOD ENDED         YEAR ENDED         YEAR ENDED
                                                                     MARCH 31,           MARCH 31,          MARCH 31,
                                                                        1994                1995              1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $   (7,520,869)    $ (14,106,837)    $  (40,985,572)
   Adjustments to reconcile net loss to
   net cash used in operating activities
   Depreciation and Amortization                                         294,945         3,639,643         24,718,341
     Non-cash compensation related to employees
     stock purchases                                                   2,465,000                 -                  -
   Non-cash interest expense                                           2,450,000                 -                  -
   Deferred income tax benefit                                                 -                 -        (12,000,000)
   Loan costs and discounts amortization                                 400,000           415,460          1,778,893
   Minority interest in loss                                             (31,266)         (896,700)          (321,910)
   Other                                                                       -          (282,343)          (193,890)
   Changes in assets and liabilities, net of effects
     from acquisitions:
     Subscriber accounts receivable                                       (6,839)          185,689           (111,677)
     Other assets                                                        (50,149)         (173,370)          (128,117)
     Accounts payable and accrued expenses                              (100,871)        3,146,463         (7,404,356)
       Net cash used in operating activities                          (2,100,049)       (8,071,995)       (34,648,288)
Cash flows from investing activities
  Cash paid for businesses acquired, net of cash                      (1,095,143)       (9,916,889)       (77,407,837)
  Purchase of wireless channel rights                                 (1,009,640)       (1,308,678)       (24,489,840)
  Purchase of property and equipment                                    (958,727)      (14,961,633)       (14,498,395)
  Proceeds from sale of property and equipment                                 -           617,950            140,330
  Purchase of investments                                                      -        (6,004,297)          (250,000)
  Proceeds from sale of investments                                            -         6,000,000         13,461,558
  Other                                                                        -        (1,792,324)        (1,166,123)
       Net cash used in investing activities                          (3,063,510)      (27,365,871)      (104,210,307)
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of senior notes, other debt and
   warrants                                                            3,420,000         9,769,863        308,062,500
  Payment of senior and other debt                                    (5,163,178)       (2,309,130)       (42,369,042)
  Cash paid for debt service escrow                                            -                 -        (90,638,756)
   Proceeds from issuance of senior preferred stock and
   warrants                                                                    -                 -         70,000,000
  Debt financing costs paid                                                    -                 -         (2,581,183)
  Proceeds from issuance of common stock                              34,662,000         7,114,300          1,545,979
  Registry and other stock issuance costs paid                        (3,852,427)         (351,350)        (2,775,336)
  Payment of related party debt                                       (1,547,636)                -                  -
  Other                                                                        -                 -           (324,405)
       Net cash provided by financing activities                      27,518,759        14,223,683        240,919,757
       Net increase (decrease) in cash and cash equivalents           22,355,200       (21,214,183)       102,061,162
Cash and cash equivalents, beginning                                      60,915        22,416,115          1,201,932
Cash and cash equivalents, ending                                    $22,416,115     $   1,201,932      $ 103,263,094


                See notes to consolidated financial statements.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                     SUPPLEMENTAL INFORMATION ON NON-CASH
                      INVESTING AND FINANCING ACTIVITIES



      1. In the fiscal periods ended March 31, 1994 and 1995, the Company issued warrants to bridge lenders which were valued at $210,000 and $304,000, respectively.

      2. During the seven-month period ended March 31, 1994 and the years ended March 31, 1995 and 1996, in connection with certain wireless channel rights acquisitions, the Company accrued obligations of $2,764,000 $2,942,258, and $47,256,113, respectively.

      3. The Company issued 250,000 shares of common stock in settlement of $2,250,000 of wireless channel rights obligations and $500,000 of other debt on February 24, 1994.

      4. The Company acquired three corporations with assets (principally wireless channel rights), approximating $3,910,000, for a cash payment of $1,000,000 and seller financed long-term debt obligations of $2,910,000 on March 31, 1994.

      5. The Company accrued $5,214,300 of stock subscription receivable for 510,000 shares of common stock subscribed for on March 24, 1994 in accordance with the underwriter's agreement for the IPO of stock. The stock subscription receivable was collected on April 8, 1994.

      6. During the years ended March 31, 1995 and 1996, in connection with property and equipment acquisitions, the Company accrued obligations of $394,275 and $3,673,925, respectively.

      7.  In  January  1995,  the  Company  acquired the New York  System.   In
conjunction with the acquisition, the Company issued $18,050,000 of Series A preferred stock and $11,000,000 of short-term notes as follows:

Fair value of assets acquired,
 net of cash acquired                                               $  40,691,463
Liabilities assumed                                                    (1,724,574)
Preferred stock issued                                                (18,050,000)
Short term notes issued                                               (11,000,000)
 Cash paid                                                          $   9,916,889

      8.  On March 29, 1995, the Company issued three notes payable aggregating
$5,000,000   relating  to  acquisition  deposits  and  accrued  obligations  of approximately $401,000 relating to acquisition costs.

      9. On July 13, 1995, the Company purchased the 49% minority interest in Hampton Roads Wireless, Inc. for $8,000,000 in CAI common stock.

     10. The underwriter's discount of $8,937,500 was subtracted from the senior notes offered on September 29, 1995.

                                      }3


                 CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     SUPPLEMENTAL INFORMATION ON NON-CASH
                      INVESTING AND FINANCING ACTIVITIES


     11. On September 29, 1995, the Company issued CAI common stock in two merger acquisitions as follows:

                                                   TOTAL                     ACS                     ECNW
Fair value of assets acquired                  $284,375,604             $255,674,388              $28,701,216
Less:
 Cash portion of purchase price                  49,438,203               41,072,206                8,365,997
 Liabilities assumed                             22,672,180               22,367,053                  305,127
 Acquisition costs and fees                       1,882,229                1,634,429                  247,800
 Note and interest receivable offset              1,129,433                        -                1,129,433
   Value of CAI common stock issued            $209,253,559             $190,600,700              $18,652,859

      In addition, as part of the ACS acquisition, the Company paid ACS bank debt of $22,334,298 and also advanced ACS $11,345,095 which is reflected in ACS's cash balance of $8,250,488 at the date of acquisition.

      In connection with the ECNW acquisition, the Company paid $500,000 for a non-compete agreement.



               SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                 1994                    1995                     1996
Cash payments for interest
                                                 $750,863                $271,427                 $18,541,227

                See notes to consolidated financial statements.

                                      }4


                 {CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS. CAI Wireless Systems, Inc. (the "Company" or "CAI") was incorporated in August 1991, to invest in, lease, and purchase wireless channel rights (including multi-channel, multi-point distribution services ("MMDS") licenses and instructional television fixed services ("ITFS") licenses) and develop wireless cable systems. The Company operates six analog-based wireless cable systems providing service to approximately 85,100 subscribers in New York City, Rochester, and Albany, NY, Philadelphia, PA, Washington, DC, and Norfolk/Virginia Beach, VA. In addition, CAI has a portfolio of wireless cable channel rights in eight additional markets, including Long Island, Buffalo and Syracuse, NY, Providence, RI, Hartford, CT, Boston, MA, Baltimore, MD, and Pittsburgh, PA.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (HRW 51% owned prior to July 13, 1995) and CS Wireless Systems, Inc. ("CS Wireless") until February 23, 1996, when as a result of the CAI-Heartland closing, it became a 54% owned subsidiary. As of that closing date, CS Wireless is accounted for on the equity method of accounting. All material inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS. For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market type funds. The Company has a concentration of credit risk with regard to its cash in excess of the amount subject to federal insurance and money market type funds. The Company has mitigated its risk by depositing its cash in high credit quality financial institutions and by investing in low risk, high grade money market type funds which invest in U.S. government securities or high grade commercial paper.

PROPERTY AND EQUIPMENT. Property and equipment are carried at cost. Depreciation and amortization is calculated by the straight-line method over the estimated useful lives of the related assets. The Company capitalizes subcontractor and direct employee labor costs incurred in connection with the installation of its television reception equipment on subscriber premises. Amortization of such costs is based on the estimated subscriber turnover rate for each system. These turnover rates range from 2 to 3 years. In addition, projects in process are carried at cost including capitalized interest amounting to $144,899 for the year ended March 31, 1996.

ACQUISITIONS. All acquisitions of companies have been accounted for on the purchase method of accounting and the purchase prices have been "pushed down" to the acquired companies, primarily to wireless channel rights and goodwill, including provisions for deferred income taxes where applicable. Some acquisitions required issuance of CAI common stock which was recorded at the average market price per share as defined in the purchase agreements, usually over a ten day period. Also, direct acquisition costs were included as part of the purchase price. Costs to register CAI common stock in connection with an acquisition were treated as a reduction of the fair market value of shares issued for that acquisition in the common stock account.

INVESTMENT IN CS WIRELESS SYSTEMS, INC. The investment in CS Wireless is recorded at cost and the difference between CAI's cost and the pro-rata ownership of the underlying equity is being amortized over 15 years, commensurate with goodwill and wireless channel rights amortization periods to which the investment primarily

                                      }5


                 {CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

relates. CAI will record its share of CS Wireless' net loss, adjusted for the amortization of its investment, in the statement of operations as a separate line item because the Company's majority stock ownership of CS Wireless is expected to be temporary and voting control is limited. CS Wireless was a wholly-owned subsidiary until February 23, 1996. The Company's share of unconsolidated operations from February 23, 1996 to March 31, 1996 is not material. CS Wireless has adopted a December 31 fiscal year and accordingly the Company records its proportionate share of the results of CS Wireless' operations based on a fiscal period ending three months earlier than that of the Company.

INTANGIBLES.

      WIRELESS CHANNEL RIGHTS.Wireless channel rights are carried at cost and amortized over their estimated useful lives, generally 15 years. Wireless channel rights placed in service prior to April 1, 1995 were amortized over 10 years. Upon reevaluation, the Company changed its estimate of useful life to 15 years and accordingly will amortize the balance over the remaining life. The effect of this change was not material. The Company periodically reviews wireless channel rights and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such circumstances occur, the Company will evaluate the possible effects on the carrying amount of such assets.

      GOODWILL. Goodwill, consisting of the acquisition costs in excess of the amounts allocated to assets and liabilities of the companies acquired, is amortized over 15 years.

      LOAN  ACQUISITION  COSTS.   Costs  incurred  to  obtain financing for the
acquisitions and for general corporate purposes are amortized over the respective terms of the debt, primarily seven years.

INVESTMENTS IN DEBT SERVICE ESCROW. Investments in the debt service escrow, consisting of debt instruments maturing over three years to coincide with the interest payment dates of the senior notes, are carried at cost since they will be held to maturity. Each investment is adjusted for accretion of discounts and amortization of premiums which are reflected in interest income.

REVENUE RECOGNITION.   Revenues  from  subscribers are recognized in the period
that service is rendered. Installation fees are recognized as revenues upon subscriber hook-up to the extent of costs to obtain subscribers.

INCOME TAXES. The Company files a consolidated federal income tax return with its subsidiaries in which it owns 80% or more of the outstanding common stock. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to the difference between the financial statement and tax basis of existing assets and liabilities. The effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax asset will not be realized.

LOSS PER SHARE. Loss per share has been calculated on the basis of weighted average number of shares outstanding during each period presented. The weighted average number of shares outstanding were 12,278,220 shares, 15,456,540 shares and 27,075,578 shares for the periods ended March 31, 1994 , 1995 and 1996, respectively. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 83, common

                                      }6


                 {CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

and common equivalent shares issued at prices below the anticipated public offering price during the twelve months immediately preceding the filing date of the initial public offering have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented (using the treasury stock method and the public offering price). For the periods subsequent to the public offering, outstanding options and warrants are not considered for the purposes of calculating the weighted average shares of common stock outstanding, since these securities are anti-dilutive.

RECLASSIFICATION. The Company has reclassified certain items in prior years' financial statements to make them comparative to the current year presentation. The reclassification had no effect on results from operations.

CHANGE IN YEAR-END. The Company changed its fiscal year-end to March 31, as of March 1994. Previously, the Company had used August 31, 1993 as its fiscal period ending date. Accordingly, the period ended March 31, 1994 is for a seven month period.

OTHER DEVELOPMENTS. Statement of Financial Accounting Standards No. 121 -- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of is effective for fiscal years beginning after December 15, 1995. The Company will adopt this statement on April 1, 1996. CAI believes this statement will not have a material effect on CAI's financial position or results of operations.

     Statement of Financial Accounting Standards No. 123 -- Accounting for Stock-Based Compensation is effective for fiscal years beginning after December 15, 1995. CAI intends to continue using the intrinsic value based method of accounting for employee stock compensation and intends to implement the disclosure requirements required by FASB 123 as of April 1, 1996. CAI believes this statement will not have a material effect on CAI's financial position or results of operations.

NOTE 2-ACQUISITIONS

HAMPTON ROADS WIRELESS, INC. On July 13, 1995, the Company acquired the remaining 49% minority interest for $8,000,000 in CAI common stock.In accordance with the purchase method of accounting, the excess (approximately $7,890,000) over the book value of the minority interest acquired has been allocated to the wireless channel rights acquired.

TWO BOTT CORPORATIONS. On January 12, 1996, the Company acquired two corporations (Chenango Associates, Inc. and Onondaga Wireless, Inc.) from George Bott and the a related Bott trust. The two corporations had no revenues or operations and hold wireless channel rights in Buffalo and Syracuse, NY, respectively. The purchase price for the two corporations was $2,480,000 of which $1,430,000 is payable without interest over six years with a balloon payment of $1,029,500 as the 72nd payment. This six year note has been recorded at a present value of $757,000 using a 12.25% imputed interest rate.In accordance with the purchase method of accounting, the excess (approximately $1,439,000) of the purchase price over the carrying value (approximately $368,000) of the net assets acquired (principally wireless channel rights) has been allocated to the wireless channel rights acquired.

                                      }7


                 {CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - ACQUISITIONS (CONTINUED)

NEW YORK SYSTEM. As of January 9, 1995, the Company, through its wholly-owned subsidiary, New York Choice Television, Inc., acquired assets and assumed certain liabilities, of the New York City wireless cable system of The Microband Companies, Inc. ("Microband") an unaffiliated entity under protection of Chapter 11 of the Bankruptcy Code at that date. The New York System has been included in the Company's operations since January 10, 1995. The Company funded the acquisition price of $39,050,000 with $18,050,000 of Series A preferred stock, $11,000,000 of short-term notes, and $10,000,000 in cash.In accordance with the purchase method of accounting, the excess (approximately $31,700,000) of the acquisition cost over the fair value of the tangible assets and liabilities has been allocated to wireless channel rights.

ACS ENTERPRISES, INC. On September 29, 1995 , the Company acquired ACS Enterprises, Inc. and Subsidiaries ("ACS"), a public company with operating wireless cable systems in Philadelphia, PA, Cleveland, OH and Bakersfield, CA and has wireless channel rights in Stockton/Modesto, CA, for $3.50 per ACS common share and 1.65 CAI common shares for each ACS common share. This acquisition required $41,072,206 in cash and 19,362,611,shares of CAI common stock valued at $190,600,700. The purchase price including direct acquisition costs in excess of ACS's book value were allocated to wireless channel rights and the remainder to goodwill. (See also Note 5). ACS has been included in the Company's operations since September 29, 1995.

EASTERN CABLE NETWORKS OF WASHINGTON, INC. On September 29, 1995, the Company acquired Eastern Cable Networks of Washington, Inc. ("ECNW") which operates a wireless cable system in the Washington, DC area for approximately $8,366,000 in cash and 1,880,565 shares of CAI common stock valued at approximately $18,653,000. ECNW was merged into a subsidiary of CAI which was renamed
Washington Choice Television, Inc. The purchase price including direct acquisition costs in excess of book value was allocated to wireless channel rights. ECNW has been included in the Company's operations since September 29, 1995.

OTHER ACQUISITIONS. On September 29, 1995, concurrent with the ACS and ECNW acquisitions mentioned above, the Company purchased the non-operating assets, primarily wireless channel rights, of the Baltimore and Pittsburgh wireless systems for approximately $16,381,000 and $12,272,000, respectively, including direct acquisition costs. The Company incurred debt of $8,350,000 with the balance paid in cash.

                                      }8


                 {CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - ACQUISITIONS (continued)

PRO FORMA SUMMARY RELATING TO THE ACS AND ECNW ACQUISITIONS. The following unaudited pro forma summary presents the condensed consolidated statement of operations information of the Company, the ACS and ECNW acquisitions as if the operations had been combined as of the beginning of year ended March 31, 1995:

                                                                          YEAR ENDED MARCH 31,
                                                                            1995         1996
Revenues
                                                                   $   27,484,403         $  48,343,807
Costs and expenses, excluding depreciation
 and amortization                                                      39,465,821            71,619,582
Depreciation and amortization                                          34,015,656            42,920,977
        Operating loss                                                (45,997,074)          (66,196,752)
Other income ( expense )
   Interest expense                                                   (11,533,745)          (29,491,980)
   Other income                                                           883,827             6,071,408

        Loss before income tax benefit and minority
             interest                                                 (56,646,992)          (89,617,324)
Income tax benefit                                                     14,336,600            22,238,000
Minority interest in loss                                                 896,700               321,910
        Net loss                                                     $(41,413,692)         $(67,057,414)
Net loss per common share                                            $      (1.13)         $      (1.78)
Average common and equivalent shares
outstanding                                                            36,699,716            37,639,125
Pro forma assumptions :

  (a) The one-time merger fees and debt extinguishment costs totaling approximately $ 3.1 million incurred by
  ACS have been eliminated from other income (expense) for the year ended March 31, 1996.
(b) Interest expense on the applicable portion of senior notes used to complete both acquisitions including paying the ACS bank debt has been recorded in place of existing ACS and ECNW interest expense for the years ended March 31, 1995 and 1996.
(c) Deferred tax benefit is recorded at a composite rate of 40 % of the loss adjusted for goodwill amortization.
(d) Preferred stock dividend requirements are not included in this presentation.


      The unaudited pro forma information does not reflect the elimination of the Cleveland and Bakersfield divisions of CS Wireless which with CAI's reduction in ownership constitute a disposition. Cleveland and Bakersfield revenue approximated $12.0 million with net loss approximating $6.4 million for the year ended December 31, 1995.

      The unaudited pro forma information shown above does not purport to be indicative of the results of operations that actually would have been obtained if the companies were combined during the periods presented, or results of operations which may occur in the future.

                                      }9


                 {CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                                   Useful
                                                    LIFE                      1995                      1996
Transmission equipment                          3-7 years         $  7,116,364              $  9,542,449
Subscriber equipment                            3-5 years           14,446,640                41,950,370
Leasehold improvements                          5-20 years           1,023,217                   939,090
Office furniture and equipment                  5-7 years            1,617,226                 3,056,631
Vehicles                                        3 years                239,754                   584,761
                                                                    24,443,201                56,073,301
Less accumulated depreciation
and amortization                                                     2,602,873                14,063,102
                                                                    21,840,328                42,010,199
Projects in process                                                          -                10,558,420
                                                                    $21,840,328              $52,568,619

      Depreciation and amortization for the seven-month period ended March 31, 1994 and for the years ended March 31, 1995 and 1996 was $222,922, $2,518,239 and $12,922,021, respectively.

      The projects in process primarily represent costs incurred to date relative to establishing digital systems in Norfolk/Virginia Beach, VA and Boston, MA.

NOTE 4 - WIRELESS CHANNEL RIGHTS

      The company has acquired wireless channel rights through direct negotiation with license holders and with sub-lessors of certain licenses and through business acquisitions. The company's wireless channel rights are predominately lease arrangements, however, the company is the direct licensee to certain licenses and has purchase options on others. The Company's wireless channel rights are principally located in the New York City, Albany, Long Island, and Rochester, New York; Hartford, Connecticut; Norfolk/Virginia Beach, Virginia; Boston, Massachusetts; Philadelphia and Pittsburgh, Pennsylvania; Washington, D.C., and Baltimore, Maryland markets.

      The lease and sub-lease agreements frequently require initial fees followed by certain monthly fees based on subscriber volume, subject to certain minimum fees. Certain agreements require profit sharing with the license holders. The lease and sub-lease periods generally follow the periods corresponding to the actual FCC license dates with provisions for extensions upon license renewal from the FCC. The FCC licenses are typically granted for a ten-year period. The Company is obligated to pay, as of March 31, 1996, minimum fees to license holders or sub-lessors in future years as follows:

        Years ending
        MARCH, 31
           1997                                                           $ 3,809,000
           1998                                                             4,622,000
           1999                                                             4,834,000
           2000                                                             5,012,000
           2001                                                             5,151,000
           Thereafter                                                      15,564,000
             Total                                                        $38,992,000

                                      }10


                 {CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - WIRELESS CHANNEL RIGHTS (CONTINUED)

      Lease expense for the year ended March 31, 1996 was approximately $1,700,000. The Company capitalizes the wireless channel rights acquisition costs and initial fees and amortizes such costs when operations commence in the market to which they relate. The non-operating wireless channel rights, totaling approximately $9,500,000 as of March 31, 1995 and $89,000,000 as of March 31, 1996, will be amortized when placed in service. The following is a summary of wireless channel rights:

                                                           1995                             1996
Cost of wireless channel rights                        $47,373,711                        $212,691,464
Less accumulated amortization                            1,181,628                           6,717,624
                                                       $46,192,083                        $205,973,840

       Amortization for the seven-month period ended March 31, 1994 and for the years ended March 31, 1995 and 1996 was $70,000, $1,111,628 and $6,467,996,
respectively.

      Wireless channel rights obligations are due within one year without interest. The amount due as of March 31, 1996 includes $35,101,033 due on the successful bids at FCC Auction and is net of $12.6 million due from CS Wireless for rights acquired by CAI (for which CAI is obligated) on behalf of CS Wireless.

NOTE 5 - INVESTMENT IN CS WIRELESS SYSTEMS, INC.

      CAI closed a series of transactions on February 23, 1996 with Heartland Wireless Communications, Inc. ("Heartland") and CS Wireless pursuant to a participation agreement between CAI and Heartland dated December 12, 1995. CAI, after the transactions, owns approximately 54% of CS Wireless, Heartland approximately 35%, the BANX Partnership approximately 10% and the unit holders approximately 1%. The cable systems, wireless channel rights and other assets of CS Wireless with the exception of Charlotte, NC were acquired by CAI through the ACS acquisition.

      CS Wireless, which had been a wholly owned subsidiary of CAI (see Note 2) and the operator of a wireless cable system in Cleveland, OH, acquired or had contributed to it, under the participation agreement, operating wireless cable systems or wireless channel rights held by CAI in Bakersfield, CA, Charlotte, NC, and Stockton/Modesto, CA and held by Heartland in Dallas, Fort Worth, and San Antonio, TX, Dayton, OH, Maysville and Sweet Springs, MO, Minneapolis, MN, Grand Rapids, MI and Salt Lake City, UT. The Heartland contribution was valued at approximately $138,663,000, the estimated fair value. Heartland received 3,578,834 shares of CS Wireless common stock, approximately $28,300,000 of cash, and $40,000,000 of notes from CS Wireless.

      CS Wireless also closed an offering of $400,000,000 face amount of units with gross proceeds approximating $230,000,000 which were used in part to make the cash payment to Heartland on February 23, 1996. Each unit consisted of four $1,000 face amount 11.375% senior discount notes, due March 1, 2006 and 1.1 shares of CS Wireless common stock. CAI has not guaranteed this or any other CS Wireless debt.

                                      }11


                 {CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INVESTMENT IN CS WIRELESS SYSTEMS, INC. (CONTINUED)

      The following is an Unaudited Pro Forma Condensed Combined Balance Sheet of CS Wireless as of December 31, 1995 as if all above described transactions had occurred on that date.

     ASSETS
Cash and cash equivalents                                    $168,302,000
Other current assets                                            1,136,000
Systems and equipment, net                                     30,511,000
Wireless channel rights, net                                  135,659,000
Excess of cost over fair value of net assets acquired          51,335,000
Net assets held for sale                                       27,609,000
Other assets, net                                               9,242,000
                                                             $423,794,000
     LIABILITIES AND EQUITY
Accounts payable and accrued expenses                      $    5,626,000
Long-term debt                                                    397,000
Heartland long-term note                                       15,000,000
Senior discount notes                                         228,684,000
Deferred income taxes                                          14,556,000
Equity                                                        159,531,000
                                                             $423,794,000

      The following is an Unaudited Pro Forma Condensed Combined Statement of Operations for CS Wireless for the year ended December 31, 1995 utilizing historical operating statements of the constituent systems adjusted for the above transactions as if they had occurred on January 1, 1995.

Total revenues                                                            $  16,618,000
Operating expenses:
  Systems operations                                                          8,233,000
  Selling, general and administrative                                        10,829,000
  Depreciation and amortization                                              18,526,000
   Total operating expenses                                                  37,588,000
     Operating loss                                                         (20,970,000)
Interest expense                                                            (29,319,000)
Interest income and other                                                       765,000
     Loss before income tax benefit                                         (49,524,000)
Income tax benefit                                                           14,556,000
     Net loss                                                              $(34,968,000)

                                      }12


                 {CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - DEBT SERVICE ESCROW

      The debt service escrow relating to the senior notes is being used to pay the first three years of interest on the senior notes. The escrow is held in trust by Chemical Bank and consists of marketable government debt instruments that mature as follows:

                                                                  GROSS UNREALIZED
                                      AMORTIZED COST              GAINS     LOSSES            MARKET VALUE
Maturing in fiscal year ending:
 March 31, 1997                     $28,591.935                  $27,206           $     -      $28,619,141
 March 31, 1998                      31,989,268                   43,335                 -       32,032,603
 March 31, 1999                      16,382,674                        -            36,833       16,345,841
   Total invested                    76,963,877                   $70,541          $36,833       76,997,585
Cash balance                              2,554                                                       2,554
Accrued interest                        654,657                                                     654,657
   Total escrow balance             $77,621,088                                                 $77,654,796

      The Company received $13,275,000 upon maturity of a security in the escrow account with no gain or loss. Also the Company has a concentration of credit risk with respect to the investments in the escrow account which is mitigated by investing in marketable U.S. government debt instruments.

NOTE 7 - OTHER ASSETS

      Other assets at March 31, consist of :

                                                              1995                             1996
Acquisition deposits                                       $6,000,000             $                 -
Other assets                                                1,854,452                       2,268,847
                                                           $7,854,452                    $  2,268,847

NOTE 8 - DEBT

      Debt consisted of the following:

SENIOR DEBT                                                          1995                       1996
 12.25% senior notes due 2002 (a)                                 $         -                   $275,000,000
   12% notes payable - New York System acquisition debt (b)        21,250,000                              -
NOTES PAYABLE
 Term notes due May 9, 2005 (c)                                             -                     29,753,550
 Acquisitions (d)                                                   3,062,337                     12,138,186
 Acquisition  deposits                                              5,000,000                              -
 Employee notes                                                             -                      1,063,156
 Vehicles, equipment and other                                        219,810                        479,775
                                                                 $ 29,532,147                   $318,434,667

                                      }13


               {CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - DEBT (CONTINUED)

Scheduled maturities of debt at March 31, 1996, are as follows:

                        YEARS ENDING MARCH 31
                            1997                                   $    5,251,356
                            1998                                          451,225
                            1999                                          257,878
                            2000                                          232,560
                            2001                                        7,048,579
                            Thereafter                                305,193,069
                                                                     $318,434,667

(a) CAI's offering of $275,000,000 of 12 1/4% Senior Notes due 2002 closed on September 29, 1995. The proceeds were used in part to pay the cash portions of certain acquisitions and to fund a debt service escrow account (Escrow) with approximately three years of interest pursuant to the indenture. The indenture calls for semi-annual interest payments (March and September) from Escrow with the principal due in full on September 15, 2002. The Senior Notes are general unsecured obligations of CAI except for a first priority security interest in the Escrow and its equal rank with the other senior debt and senior rank to the other debt with respect to right of payment. The Senior Notes are effectively subordinated to all collateralized debt to the extent of the value of assets collateralizing such debt. The indenture also imposes certain limitations and restrictions on CAI including the ability of CAI to incur additional indebtedness, pay dividends, make investments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, engage in unrelated businesses, and enter into mergers and/or consolidations without express consent.

(b) On January 9, 1995, the Company issued various short-term notes to finance the acquisition of the New York System. These notes, including accrued interest and a five percent success fee, were repaid on May 9, 1995 from proceeds of the Term Notes mentioned in
   (c) below. The success fee of $1,062,500 was charged to interest expense over the period January 9, 1995 to May 9, 1995.

(c) Two $15,000,000 term notes issued to affiliates of NYNEX and Bell Atlantic are due on May 9, 2005 with interest at 16%, accruing semi-annually on both principal and unpaid accrued interest. Interest will be paid semi-annually on March 1 and September 1 of each year, commencing on March 1, 1999. The term notes contain maintenance and compliance covenants including compliance with the Business Relationship Agreement and the covenants mentioned in (a) above. The original discount of $300,000 represents the value of the Warrants issued with the term notes and is amortized over the term note period as interest expense. In addition, the term notes interest rate increased to 16% from 14% per annum pursuant to an adjunct agreement with BANX regarding licensing issues, which amounted to an additional interest expense of $354,000 for the applicable period of September 29, 1995 to March 31, 1996. For the year ended March 31, 1996, interest expense on the term notes approximated $4,000,000, which is included in accrued expenses.

   The term notes are convertible into 14% Senior Preferred Stock at the initial Conversion Price of $10,000 per Senior Preferred Share until September 29, 2000. The 14% Senior Preferred Shares are convertible into Voting Preferred Stock based on a formula prescribed in the terms of the Senior Preferred Stock. The Stage I Warrants entitle the holder to purchase Voting Preferred Shares from the Company from time to time based on formulas prescribed in the terms of the Stage I Warrant until September 29, 2000. The Voting Preferred Stock is convertible into common stock. Together, the terms and intent of the Term Notes, 14% Senior Preferred Stock, and the Stage I and Stage II Warrants allow NYNEX and Bell Atlantic through their affiliates to maintain a constant 45% common stock position in CAI, assuming exercising the Warrants and full conversion of all shares to common shares.

            CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - DEBT (CONTINUED)

(d) The notes payable for acquisitions consist of (1) a note in the amount of $3,525,000 relating to the Pittsburgh Asset purchase, due on September 30, 1996 with interest payable semi-annually at 8% per annum; (2) a note in the amount of $4,725,000 relating to the Baltimore Asset purchase due on September 29, 2000 with interest payable quarterly at 8% per annum for the first three years and 12% per annum thereafter to maturity. Both notes are subordinated to all other CAI obligations for borrowed money unless by its terms such obligations are not Senior Indebtedness and all other obligations collateralized by liens or a security interest on CAI property and (3) acquisition notes payable reflecting the notes issued to Bott and the Bott Family Trust in connection with the purchase of five corporations with wireless channel rights. Three Bott corporations were acquired on March 31, 1994 resulting in notes with a face value of $3,750,000 discounted to $2,910,000 based on an imputed interest rate of 8.5%. Another two Bott corporations were acquired in January 1996 resulting in a note with a face value of $1,430,000 discounted to $757,000 based on an imputed interest rate of 12.25%. Each of the notes is collateralized by the common stock of the company acquired.

NOTE 9 - INCOME TAXES

      The components of the consolidated income tax benefit for the period ended March 31, 1994 and the years ended March 31, 1995 and 1996 are as follows:

                                          1994                 1995                       1996
Current                                 $    -              $     -          $                 -
Deferred                                     -                    -                 12,000,000
    Total                               $    -              $     -                $12,000,000

      The primary items giving rise to the difference between the federal statutory tax rate and the Company's effective tax rate is the recognition of certain tax benefits associated with acquisitions as a reduction to goodwill under the purchase accounting rules for the year ended March 31, 1996, the establishment of a valuation allowance against deferred tax assets for the year ended March 31, 1995 and certain nondeductible stock transactions for the period ended March 31, 1994.

      The significant components of deferred tax assets and liabilities are as follows:

                                                            1995                            1996
Net operating loss carryovers                            $ 7,630,000                    $ 24,915,000
Intangibles                                              (1,580,000)                    (34,841,000)
Investment in CS Wireless                                          -                    (24,000,000)
Property and equipment                                     (462,000)                     (1,434,000)
Other, net                                                   402,000                        (50,000)
Total net deferred tax asset (liability)                   5,990,000                    (35,410,000)
Less: Valuation allowance                                (5,990,000)                               -
Net deferred tax asset (liability)                $                -                   $(35,410,000)

                              }14


        {CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES (CONTINUED)

      Approximately $47,410,000 of the change in deferred taxes from March 31, 1995 to March 31, 1996 was recorded as a net increase in goodwill incident to the purchase accounting of certain acquisitions.

      A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. The deferred tax assets recorded reflects management's estimate of the amount which will be realized based upon current operating results and contingencies. During the year ended March 31, 1996 the valuation allowance of $5,990,000 was eliminated.

      The Company has available as of March 31, 1996 approximately $62 million of net operating loss carryforwards which begin to expire in 2009. The use of these carryforwards may be limited on an annual basis pursuant to the Internal Revenue Code due to certain changes in ownership and equity transactions.

NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS. The carrying amount approximates fair value because of the short maturity of those instruments.

DEBT SERVICE ESCROW. The fair values of the investments in the debt service escrow are estimated based on market values or comparable interest rates, creditworthiness, and maturities of other debt instruments.

DEBT. The fair value of the Company's debt is primarily based on quoted market prices for its publicly traded senior notes and for the remaining debt, estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of debt maturing within twelve months is estimated to be its carrying value.

                                                          Carrying                           Fair
                                                           AMOUNT                          VALUE
Cash and cash equivalents                            $103,263,094                    $103,263,094
Debt service escrow                                    77,621,088                      77,654,796
Debt
 Senior notes                                         275,000,000                     292,187,500
 Term  notes and other                                 43,434,667                      45,556,117

NOTE 11 - COMMITMENTS

CONSULTING AGREEMENTS. As of March 31, 1996, the Company is obligated under five consulting agreements, expiring in September 1996 through April 2000, for certain business, system design and other consulting services to be provided. These agreements provide that the consultants shall be paid fees aggregating $607,000.

                              }15


        {CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - COMMITMENTS (continued)

PURCHASE COMMITMENTS. As of March 31, 1996, the Company had approximately $22.3 million of outstanding purchase orders, primarily relating to equipment and technical work for the Boston and Norfolk/Virginia Beach Projects.

PROGRAMMING CONTRACTS. In connection with its distribution of television programming, the Company has fixed-term contracts with various program suppliers, such as HBO, Showtime, CNN, MTV, USA, and A&E. Contract terms range in length from one year to ten years and expire at various dates through 2003. Most contracts are subject to automatic renewal upon expiration unless notice is given, by either party, of intent not to renew. These contracts require the Company to pay fees to programmers based on the number of subscribers.

Expansion. Management believes that the foregoing commitments and its expansion plans will require the Company to raise additional funds during the year ending March 31, 1997. Such additional funds my take the form of debt or equity securities issuances, borrowings under loan arrangements or sales of assets including channel rights or wireless cable systems. Any such financings must conform to the requirements contained in the agreements with BANX and the restrictions imposed by the Senior Notes. In the event that such additional financings are not available to the Company, management can and will defer the acquisition of capital expenditures and other costs. The present revenue stream and cash resources available to the Company are adequate to sustain the Company's needs through mid-1997 if such actions were taken. However, expansion plans would be adversely impacted.

      Due to the regulated nature of the subscription television industry, the Company's growth and operations may be adversely impacted by the adoption of new, or changes to existing, laws or regulations or the interpretations thereof.

NOTE 12 - REDEEMABLE PREFERRED STOCKS

      As part of the BANX Transactions (see Note 17) the BANX Partnership purchased 7,000 shares of Senior Convertible Preferred Stock (Senior Preferred) and Stage II Warrants to purchase Voting Preferred Stock, without par value, of CAI. The Senior Preferred has a 14% cumulative dividend, payable quarterly (optionally before December 1, 1998 and Mandatorily after December 1, 1998). Additionally, the dividend is increased by an amount calculated at a rate of 14% per annum, compounded semi-annually, on any accrued dividends remaining unpaid. In addition, the Company is subject to an additional dividend at the rate of 0.5% per quarter on the par value plus unpaid accrued dividends pursuant to an adjunct agreement with BANX regarding licensing issues. As of March 31, 1996, dividends accrued to BANX approximated $5,800,000.

      The Senior Preferred is convertible into Voting Preferred Stock, based on a formula prescribed in the terms of the Senior Preferred for a period of five years commencing on September 29, 1995, the date of issue. In turn, the Voting Preferred Stock is convertible into common stock, initially at the rate of 100 shares of common stock for one share of Voting Preferred Stock. The terms and intent of the Senior Preferred and the Term Notes together with the Stage I and Stage II Warrants held by affiliates of NYNEX and Bell Atlantic are to allow them the ability to maintain a 45% common stock ownership position at all times, assuming exercise and conversion of all warrants and preferred shares. The Senior Preferred Stock also provides for mandatory redemption at par plus any accrued dividends on the tenth anniversary date of the Original Issue Date which was September 29, 1995, absent any conversion.

                              }16


{
        CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - REDEEMABLE PREFERRED STOCKS (CONTINUED)

      In conjunction with the January 9, 1995 acquisition of the New York System, the Company issued 180,500 shares of Series A preferred stock. The Series A preferred stock has an 8% cumulative dividend which restricts other dividend payments, and the shares are convertible through January 9, 1998, into common stock based on the Series A preferred stock having a $100 redemption and liquidation value and a conversion price of the lesser of $11 or the average of the ten day market price prior to conversion. The shares have certain registration rights. The Company must redeem all Series A shares by January 9, 2000, or earlier. The Company has authorized 350,000 shares of Series A preferred stock, of which 180,500 shares were issued and outstanding at March 31, 1995 and 1996.

      Through the month of May 1996, a total of 174,725 shares of the Series A 8% Redeemable Convertible Preferred Stock was converted into 2,481,991 shares of CAI common stock.

NOTE 13 - SHAREHOLDERS' EQUITY

      In September 1993, the Company sold 703,900 shares to certain officers and employees at less than fair market value. The Company recorded $2,465,000 as additional compensation expense and additional paid-in-capital. In addition, as part of a restructuring of ownership, the Company issued 1,596,100 shares to certain owners of the Company.

      In  September  1994,  74,000 warrants were exercised on a
non-cash  basis at $.25 by an  officer  for  72,279  shares  of
common stock.   The  value  of the aggregate exercise price was
$18,500.

      On March 8, 1995, the Company authorized and issued 20,000 shares of Series B preferred stock for $2,000,000 gross proceeds before a $100,000 placement fee. The Series B preferred stock has a 6% cumulative dividend provision, are redeemable and are also convertible to common stock based on the Series B preferred stock having a $100 liquidation value and a conversion price of $7.36 unless the market price is less than $9.20 on the conversion date, at which point there is an adjustment based on 80% of the market price. All 20,000 shares of Series B preferred stock were converted into 271,739 shares of common stock in April 1995, which pursuant to conversion are considered cancelled as of March 31, 1995. These shares of Series B preferred stock cannot be reissued. The 271,739 shares of common stock issued in April 1995 pursuant to the conversion feature on the 20,000 shares of Series B preferred stock were considered outstanding as of March 31, 1995.

      On September 29, 1995, the Company amended and restated its Certificate of Incorporation with shareholder approval to increase the authorized number of CAI no par Common Shares available for issuance from 45,000,000 to 100,000,000, and to authorize 15,000 shares of a new class of 14% Senior Preferred Stock, par value $10,000 per share and 2,000,000 shares of a new class of Voting Preferred Stock, no par value. The Senior Preferred Stock is convertible into Voting Preferred Stock and the Voting Preferred Stock is convertible into common stock. (see Note 12).

                              }17


        {CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - SHAREHOLDERS' EQUITY (CONTINUED)

      The stock capitalization is as follows:

                                                  Shares Authorized                    Shares Issued and Outstanding
              CLASS OF  STOCK                    AS OF MARCH 31, 1996              MARCH 31, 1995              MARCH 31, 1996
Preferred stock
   14% Senior convertible preferred stock,
   par value $10,000 per share                    15,000                               -                       7,000
  Series preferred stock
     Series A 8% redeemable convertible          350,000                         180,500                     180,500
     preferred stock, no par value
    Undesignated                               4,650,000                               -                           -
     Total series preferred stock              5,000,000                         180,500                     180,500
   Voting preferred stock, no par value        2,000,000                               -                           -
     Total preferred stock                     7,015,000                         180,500                     187,500
Common stock, no par value                   100,000,000                      15,754,018                  37,829,482

NOTE 14 - OPTIONS AND WARRANTS

      STOCK OPTION PLANS

INCENTIVE AND NONQUALIFIED STOCK OPTION PLANS. The Company's 1995 Incentive Stock Plan (the "1995 Plan") provides for the grant of incentive stock options (qualifying under Section 422 of the Internal Revenue Code), non-qualified stock options, stock appreciation rights, performance shares and restricted stock or any combination of the foregoing, as the Committee may determine. The 1995 Plan will expire on March 27, 2005. The number of shares available for grants is 1,200,000 shares and the 1995 Plan is administered by the Board of Director's Compensation Committee. Vesting and the per share exercise price for stock options granted under the 1995 Plan, which will not be less than 100% of the fair market value per share of common stock on the date the option is granted, is determined by the Compensation Committee at the time of grant.

      In November 1993, the Company adopted its 1993 Stock Option and Incentive Plan (the "1993 Plan"). Under the 1993 Plan, options to purchase an aggregate of not more than 1,000,000 shares of common stock may be granted, from time to time, to key employees (including officers), advisors and independent consultants to the Company or to any of its subsidiaries. Options granted to officers and employees may be designated as incentive stock options ("ISOs") or nonqualified stock options ("NQSOs"). Options granted to independent consultants and other nonemployees may only be designated NQSOs.

      The 1993 Plan is administered by a committee established by the Board of Directors. Vesting and the per share exercise price for stock options granted under this Plan, which will not be less than 100% of the fair market value per share of common stock on the date the option is granted, is determined by the Compensation Committee at the time of grant.

OUTSIDE DIRECTORS' OPTION PLAN. In October 1993, the Company adopted the Outside Directors' Option Plan (the "Directors' Plan"). Under the Directors' Plan, options to purchase an aggregate of not more than 30,000 shares of common stock may be granted from time to time to nonemployee directors. These options will vest at the rate of 20% a year over five years, beginning one year after date of grant and are exercisable for a period of seven years. The exercise price for stock options granted under the Directors' Plan will not be less than 100% of the fair market value of the common stock on the grant date. As of March 31, 1996, the Company has granted options under this plan to purchase 8,334 shares of common stock at $11 per share.

                              }18


        {CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - OPTIONS AND WARRANTS (CONTINUED)

OPTION ACTIVITY. Information on options for the above described plans is summarized as follows:

                                      Exercise             NUMBER OF OPTIONS
                                      PRICE RANGE        TOTAL                              Exercisable
 Outstanding, September 1, 1993          -                          -
   Granted                            $11.00                     452,667
 Outstanding, March 31, 1994          $11.00                     452,667                     205,000
   Granted                            $11.00-15.00               743,834
   Canceled                           $11.00-15.00              (254,667)
Outstanding, March 31, 1995           $11.00-15.00               941,834                     454,500
   Granted(1)                         $7.50-11.00                997,300
   Canceled(1)                        $11.00-15.00              (665,000)
Outstanding, March 31, 1996           $7.50-11.00              1,274,134                     550,501

         (1) Employees submitted and the Company reissued repriced options for 959,500 shares.

      The average purchase price of outstanding stock options at March 31, 1994, 1995 and 1996 was $11.80 per share, $12.27 per share and $7.75 per share, based on an aggregate purchase price of $5,321,000, $11,733,500 and $9,850,000, respectively.
Outstanding stock options will expire over a period ending no later than March 2002.

      WARRANTS

THE BANX WARRANTS. The BANX Partnership holds warrants to the Stage I and Stage II financings which are exercisable for an aggregate of $201,000,000 and which entitle BANX to common stock aggregating 45% of the then total outstanding shares of the Company if exercised along with the conversion provisions of the term notes and senior preferred stock for which CAI has already received $100,000,000.

COMMON STOCK WARRANTS.   Outstanding warrants, except for those
issued to the BANX Partnership, are as follows:


                                             Exercising                  Number of
                                            PRICE RANGE                  Warrants
Outstanding, April 1, 1994             $0.25-14.85                 1,214,000
   Issued(1)                           $7.50-10.00                   880,578
   Exercised                           $0.25                         (74,000)
Outstanding, March 31, 1995            $0.25-14.85                 2,020,578
   Issued(2)                           $5.56-11.00                   289,963
Outstanding, March 31, 1996            $0.25-11.00                 2,310,541

      (1) The warrants were issued to bridge lenders in connection with the acquisition of the New York System.

      (2) The warrants issued and certain warrant exercise prices revised during the year ended March 31, 1996 were pursuant to anti-dilutive clauses in agreements relating to the warrants.

                              }19


         {
        CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - OPTIONS AND WARRANTS (CONTINUED)

      The average purchase price of outstanding warrants at March 31, 1995 and 1996 was $9.51 and $7.72 per share, based on an aggregate purchase price of $20,639,050 and $17,829,083, respectively. Outstanding warrants will expire over a period ending no later than January 2000.

NOTE 15 - OPERATING LEASES

      The Company leases office space in each market it currently operates in under non-cancelable agreements which expire through November 30, 2000, and requires various minimum monthly payments and payment of property taxes, certain maintenance, and insurance.

      The Company leases towers, land and/or building space in each of its operating markets and certain other markets for broadcasting purposes. The leases are non-cancelable agreements expiring through December 2012. Most of the leases have provisions for renewal periods. The leases require various minimum monthly payments and are subject to periodic fixed and inflationary increases.

      The Company leases vehicles for customer service and other corporate use. The agreements are non-cancelable, expire through April 1997 and require various monthly payments. The company is responsible for normal maintenance and insurance.

      Additionally, the Company leases certain office and broadcast test equipment under various lease agreements for periods up to thirty-six months. The company pays various monthly payments and is required to maintain and insure such equipment.

      The approximate minimum rental commitments for operating leases as of March 31, 1996 due in future years is as follows:

                     YEARS ENDING MARCH 31,
                1997                                             $  2,655,000
                1998                                                2,528,000
                1999                                                1,739,000
                2000                                                1,301,000
                2001                                                1,009,000
                Thereafter                                          2,681,000
                    Total                                         $11,913,000

      Total rent expense for the seven-month period ended March
31, 1994 and years ended March 31, 1995 and 1996 was approximately $122,000, $1,080,000 and $2,511,000, respectively.

NOTE 16 - RELATED PARTY TRANSACTIONS

      The Company has entered into various transactions with the BANX Partnership. (See Note 17).

      On May 8, 1995 CAI sold, subject to an option to repurchase exercisable at any time prior to January 1, 1996, all of the issued and outstanding stock of TelQuest, Inc. ("TelQuest") (with a negative net book value of approximately

                              }20


        {CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - RELATED PARTY TRANSACTIONS (CONTINUED)

$70,000) to Wave Holdings, L.L.C., a Delaware limited liability company controlled by Jared E. Abbruzzese, CAI's Chairman and Chief Executive Officer, for $25,000.The gain on this sale of approximately $23,000 was deferred and was not included in income. TelQuest has entered into a Joint Venture and Capital Commitment Agreement with Corotoman pursuant to which Corotoman will fund TelQuest's developmental wireless transmission projects. Those projects could result in TelQuest's involvement in interLATA operations that could violate the MJF, if engaged in by an RBOC or an affiliated enterprise. In May 1996, CAI relinquished its option to repurchase TelQuest for a 2% equity interest in TelQuest Systems, Inc., the operating successor of TelQuest's business.

      In consideration of Mr. Abbruzzese's guaranteeing the obligation of CAI to MMDS Holdings, which permitted CAI to complete the Microband acquisition in January 1995, the CAI Board of Directors awarded options to acquire 150,000 CAI Common Shares at $11.00 per share to Mr. Abbruzzese.

      As of March 31, 1996, the Company has a note payable outstanding of $119,810 owed to Hope Carter. CAI must make a $100,000 principal payment on January 31, 1997, and pay the remaining principal and interest on July 31, 1997. The loan carries a simple annual interest rate of 8%.

Additionally, CAI periodically chartered an airplane owned by Wave Air, Inc., which is primarily owned by Mr. Abbruzzese, in order to carry out business when airline schedules were not compatible. Transactions with Wave Air, Inc. amounted to approximately $103,000 for the year ended March 31, 1996 (none for prior periods).

NOTE 17 - TRANSACTIONS AND AGREEMENTS WITH BELL ATLANTIC AND
NYNEX

      CAI financed the cash consideration of various acquisitions through the issuance of $30,000,000 of Term Notes and Warrants ("Stage I") and $70,000,000 (7,000 shares) of Senior Preferred Stock and Warrants ("Stage II") to BANX Partnership ("BANX") which consists of Bell Atlantic Corporation ("Bell Atlantic") and NYNEX Corporation ("NYNEX"). The Term Notes are convertible into 3,000 shares of Senior Preferred Stock effective with the Stage II closing. The Senior Preferred Stock is convertible into Convertible Voting Preferred Stock, no par value ("Voting Preferred Stock"). The Stage I and Stage II Warrants also relate to the purchase of Voting Preferred Stock which is convertible into common shares on the ratio of 100 common shares to one share of Voting Preferred Stock. The formula to convert Senior Preferred Stock and the Stage I and II Warrants into Voting Preferred Stock is intended to maintain a 45% common stock position for BANX, assuming conversion of all common stock equivalents, including the Voting Preferred Stock.

      CAI  also  entered into a Business Relationship Agreement
(the "BR Agreement")  and  a Securities Purchase Agreement (the
"Purchase Agreement") with BANX dated March 28, 1995.

      The BR Agreement is structured as an election by Bell Atlantic and NYNEX to utilize CAI's transmission systems in specified service areas in their respective operating territories in which CAI currently has an operating wireless system or wireless spectrum rights. The BR Agreement identifies several phases in the relationship between the parties: (I) a study phase during which a technology and operating plan is developed, (ii) after Bell Atlantic or NYNEX, as the case may be, gives notice of its election to implement the BR Agreement in a particular market, a preparatory phase for such market, and (iii) an implementation phase for each market in which a BANX affiliate has elected to implement the BR Agreement, during which CAI commences transmission services.

                              }21


        {CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - TRANSACTIONS AND AGREEMENTS WITH BELL ATLANTIC AND
NYNEX (CONTINUED)

      CAI will receive contractual monthly revenues for use, by the BANX Affiliates, of its transmission system service. Revenues are based on the number of serviceable homes and subscribers in each area, subject to certain minimums which range from $28,000,000 to $34,000,000 (assuming implementation of the BR Agreement in all markets within one year of the Stage II Closing) during the initial five-year term. If the election has been made with respect to less than all of the service areas in both the Bell Atlantic or NYNEX territories, the minimum service revenues are adjusted on the basis of the ratio of the number of serviceable homes in the service areas where the election has been made as compared with the total number of serviceable homes in all of the service areas identified in the agreement.

      The BR Agreement is renewable by the BANX affiliates on a market-by-market basis for successive five-year terms on one year's prior notice if (i) service revenues paid to CAI have exceeded certain specified minimums in the applicable market and (ii) the BANX Affiliates have converted Senior Preferred Stock to Voting Preferred Stock or exercised Warrants for Voting Preferred Stock in an aggregate amount of at least 25% of the aggregate number of shares of Voting Preferred Stock issued upon such conversion or exercise. A price adjuster based on the GDP Implicit Price Deflater applies to increase the minimum service revenue schedule in the renewal period.

                              }22


                  {PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF CAI WIRELESS
                         SYSTEMS, INC.

      The following table sets forth certain information concerning each of the Company's directors and executive officers:

      NAME                                   Age                         Position with Company
Jared E. Abbruzzese                      41                              Chairman, Chief Executive Officer and Director (1)
John J. Prisco                           40                              President, Chief Operating Officer and Director (1)
George M. Williams                       55                              Chief Administrative Officer, Secretary, Treasurer and
                                                                   Director(1)
Timothy J. Santora                       41                              Executive Vice President (1)
James P. Ashman                          42                              Executive Vice President, Chief Financial Officer and
                                                                   Director
Craig J. Kessler                         39                              Vice President and Controller
Arthur C. Belanger                       70                              Director(2)
Harold A. Bouton                         52                              Director(3)
David M. Tallcott                        50                              Director(3)
Alan Sonnenberg                          44                              Director
Robert D. Happ                           54                              Director(2)(3)

(1)  Member of Executive  Committee.   The  Executive  Committee
   conducts the affairs and business of the Company between meetings of the Board of Directors.
(2) Member of Audit Committee. The Audit Committee assists the Board of Directors in fulfilling its responsibilities with respect to the Company's accounting and financial reporting activities.
(3)  Member  of   Compensation   Committee.   The  Compensation
   Committee determines the compensation to be paid by the Company to its officers and administers the 1995 and 1993 Stock Option Plans and Outside Directors' Option Plan.

      The Certificate of Incorporation and the Bylaws of the Company provide for a minimum of three and a maximum of eleven members of the Company's Board of Directors (the "Board") and permit the Board to specify the number of directors within that range by resolution. The Board has currently established the size of the Board at nine members. All directors hold office until their successors have been elected and qualified. The Company has agreed with Gerard Klauer Mattison & Co., LLC, the representative of the Underwriters of the Company's initial public offering of Common Stock (the "Representative"), that for the five-year period ending February 1999, the Company will use its best efforts to cause, if requested by the Representative, an individual selected by the Representative and reasonably acceptable to the Company to be elected to the Board who may be an officer, director or affiliate of the Representative. To date, the Representative has made no such request.

      JARED E. ABBRUZZESE has been the Chairman, Chief Executive Officer and a director of the Company since its formation in August 1991. On August 28, 1992 Tri-Mark
Communications, Ltd. ("Tri-Mark") named Mr. Abbruzzese as acting President of Tri-Mark and its subsidiary, Capital Wireless, in order to guide Capital Wireless through its Chapter 11 bankruptcy proceeding. He served as acting President through September 1993. Prior to that, Mr. Abbruzzese served as President of The Diabetes Institute Foundation in Virginia Beach, Virginia from October 1988 until August 1991.

      JOHN J. PRISCO has been President, Chief Operating Officer and a director of CAI as of March 1, 1996. Mr. Prisco came to CAI from Bell Atlantic Network Services, Inc., where he spent the last three years as a corporate officer, most recently as President of CellularVision of New York, the only LMDS (28 GHz) wireless cable operator in the U.S. In 1986, Mr. Prisco founded Penn Access Corporation , which operated a fiber optic network in the greater Pittsburgh, PA area. Mr. Prisco served as President and Chief Executive Officer of Penn Access until its sale in 1993 to TCI. Penn Access currently operates as part of the Teleport Communications Group.

                              }23


   {ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF CAI WIRELESS
                   SYSTEMS, INC. (CONTINUED)

                            GEORGE  M.  WILLIAMS has been Chief
Administrative Officer and Corporate Analyst, Treasurer and Secretary of the Company since December 1995. Previously, he was Executive Vice President of Finance and Chief Financial Officer since August 1993. Mr. Williams has been a director of the Company since August 1993 and was Treasurer from March 1994 through September 1994. Mr. Williams was a financial consultant to the Company from September 1992 until his current appointment. From 1986 until August 1993 he was a partner in Cable Management Services providing management consultation to the hard-wire and wireless cable industries in both the domestic and international markets. He was involved in the start-up of Schomann Entertainment, Inc., a small hard-wire cable multiple systems operator, as a partner and controller with operational responsibilities from 1987 until August 1993. He also has been a consultant in the cable television industry since 1986. Mr. Williams is currently a 20% shareholder and officer of Hamilton County Cable TV, Inc., a hard-wire cable system operator.

      TIMOTHY J. SANTORA has been Executive Vice President of the Company since November 21, 1995. Previously, Mr. Santora was Senior Vice President, Secretary and director of the Company since May 1993 and Treasurer from May 1993 until February 1994. Since September 1992 to the present, Mr. Santora has been Vice President and a director of Tri-Mark. From August 1991 to September 1992, Mr. Santora consulted with the Company. From 1985 to August 1991, he was Corporate Officer of Manufacturer's Hanover Trust Company.

      JAMES P. ASHMAN has been Executive Vice President and Chief Financial Officer of CAI since December 1995. Previously, he was Senior Vice President and Treasurer of the Company since September 1994. He has been a director since March 1994. From November 1992 to September 1994, he was a senior advisor of, and independent consultant affiliated with, Carolina Barnes Capital, Inc. ("CBC"), a registered broker dealer. CBC served as a financial advisor to the Company and Tri-Mark from January 1993 until September 1994. Mr. Ashman was Vice President of Richter & Co., Inc. from June 1990 to November 1992.

      CRAIG J. KESSLER has been Vice President and Controller of CAI since March 1994. From June 1989 until joining CAI, he was a manager and assistant director of quality control at Urbach, Kahn, and Werlin, PC, a public accounting firm, responsible for the firm's continuing professional education, client service, and compliance with professional standards. Mr. Kessler is a certified public accountant and member of the American Institute of Certified Public Accountants, New York State Society of Certified Public Accountants, and the Missouri Society of Certified Public Accountants.

      ARTHUR C. BELANGER has been a director of the Company since March 1994. From December 1979 to 1984, Mr. Belanger served as Vice President and General Manager of GE Cablevision. GE Cablevision merged with United Artists Communications, Inc. ("UA") in 1979. In 1984, Mr. Belanger became UA's Executive Vice President and Chief Operating Officer and held that position until his retirement in January 1992. At that time, UA served approximately 3 million subscribers.

      HAROLD A. BOUTON has been a director of the Company since September 1994. Mr. Bouton is the President and General Manager of WTVI, Channel 42, the Public Broadcast Service
(PBS) affiliate in Charlotte, North Carolina, positions he has held since 1983.

      DAVID M. TALLCOTT has been a director of the Company since March 1995. Since 1990, Mr. Tallcott has been President of Lortech Corporation, a full service large mainframe commercial data center serving the insurance industry, labor unions and direct mailers.

      ALAN SONNENBERG has been a director of the Company since September 29, 1995. Mr. Sonnenberg served as President of CAI from September 29, 1995, when ACS was acquired by the Company, until February 23, 1996, when he became President of CS Wireless. Currently, Mr. Sonnenberg serves as Vice Chairman of CS Wireless. Previously, Mr. Sonnenberg served as Chairman of the Board of Directors of ACS and its Chief Executive Officer since 1988, and as its President since 1987. Since 1989, Mr. Sonnenberg has been a director of the Wireless Cable Association International, Inc.

                              }24


   {ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF CAI WIRELESS
                   SYSTEMS, INC. (CONTINUED)

      ROBERT D. HAPP has been a director of CAI since September 1995. Mr. Happ served as Managing Partner of the Boston, Massachusetts office of KPMG Peat Marwick ("KPMG"), an accounting firm, from 1985 until his retirement in 1994. Prior to that, he served in various capacities with KPMG. Mr. Happ is also a member of the Board of Directors of Galileo Electro-Optics Corporation.

      SECTION 16 REPORTS.Under the securities laws of the United States, the Company's directors, its executive officers and any persons holding ten percent or more of the common stock are required to report their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for the reports have been established. Jared E. Abbruzzese failed to timely file one report relating to one transaction in Common Stock beneficially owned by him and two grants of options to purchase Common Stock of the Company pursuant to a Rule 16b-3 stock plan. Messrs. Happ, Bouton and Tallcott each failed to timely file a report upon being elected a director of the Company, and Mr. Tallcott failed to timely file a report relating to one transaction in the Common Stock of the Company. Finally, Hope Carter, Joseph Abbruzzese and The Corotoman Company, LLC each failed to timely file one report relating to one transaction in Common Stock of the Company beneficially owned by Mrs. Carter and Mr. Joseph Abbruzzese and directly owned by The Corotoman Company LLC. In making these statements, the Company has relied on the written representations of its incumbent directors and officers and its ten percent holders and copies of the reports that they have filed with the Securities and Exchange Commission.

                              }25


                               {
                  ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

      The following table discloses three fiscal periods of compensation received by the Company's Executive Officers receiving compensation in excess of $100,000 for the year ended
March 31, 1996.

                      SUMMARY COMPENSATION TABLE

                                                     ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                                                                                     Securities
NAME AND PRINCIPAL POSITION        Fiscal                          Other Annual      Underlying   All Other
                                   PERIOD     SALARY    BONUS      COMPENSATION      OPTIONS     COMPENSATION
Jared E. Abbruzzese               1996      $277,300  $155,000        0(1)                  0    $       0
Chief Executive Officer           1995       206,000         0        0(1)            525,000            0
                                  1994        97,500    10,000        0(1)                  0            0
George M. Williams                1996       147,000         0        0(1)             40,000            0
Chief Administrative Officer      1995       124,900         0        0(1)             28,000            0
                                  1994        53,750         0        0(1)             48,000      402,500(2)

Timothy J. Santora                1996       144,500         0        0(1)             40,000
Executive Vice President          1995       112,600         0        0(1)             28,000            0
                                  1994        41,667         0        0(1)             36,000      161,000(2)

James P. Ashman                   1996       140,100         0        0(1)             40,000            0
Chief Financial Officer           1995        54,400         0        0(1)             37,000            0

Alan Sonnenberg                   1996       117,400   500,000        0(1)             300,000      13,750(3)
President(3)

_____________________________

(1)    Other annual compensation, including Company provided
      vehicle or allowances, life insurance, or membership
      dues, less than the lesser of 10% of total annual salary
      and bonus or $50,000 is not presented.
(2) The Company recorded additional compensation expense in the seven-month period ended March 31, 1994 related to shares of CAI common stock sold to employees. Such compensation for Messrs. Williams and Santora amounted to $402,500 and $161,000, respectively, using an estimated value of $3.50 per share.
(3) Mr. Sonnenberg was President of CAI from September 29, 1995, upon the acquisition of ACS until February 23, 1996 (upon the consummation of the CS Wireless transaction), under which Mr. Sonnenberg entered a consulting arrangement with CAI whereby CAI will pay $75,000 per year through August 1998.

COMPENSATION OF DIRECTORS

      Directors who are not officers, excluding Mr. Sonnenberg, are paid an annual fee of $6,000 and a fee of $750 per Board meeting attended and $250 per committee meeting attended, plus out-of-pocket expenses, effective November 21, 1995. Prior to that date, the annual fee was $5,000 and a fee of $750 per Board meeting attended plus out-of-pocket expenses. Officers who also serve as directors do not receive fees for serving as directors.

                              }26


                {ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS (CONTINUED)

      Under the Company's Outside Directors' Option Plan (the "Directors' Plan") each new director who is not otherwise an employee will receive options to purchase 1,667 shares on the first anniversary of their election to the Board. Any director having received options will automatically receive an additional 1,667 options on the following two anniversaries of their initial receipt of options, provided there are sufficient shares remaining in the Directors' Plan and that they continue to be an eligible director. Options are exercisable for a period of seven years following the date of grant. The exercise price of options granted under the Directors' Plan may not be less than the greater of the fair market value on the grant date or the Company's initial public offering price of $11. During the year ended March 31, 1995, Mr. Belanger received options to purchase 1,667 shares of CAI Common Stock at an exercise price of $11 per share. During the year ended March 31, 1996, Messrs. Belanger, Bouton and Tallcott were each granted options to purchase 1,667 shares of CAI Common Stock at an exercise price of $11 per share under the Directors' Plan.

      Options granted under the Directors' Plan are not transferable other than by will or the laws of descent and distribution. In the event the grantee ceases to be a director for any reason, each unexpired option may be exercised to the extent exercisable on the date of such cessation at any time prior to the date specified in such option. Notwithstanding the foregoing, in the event of cessation by reason of death, each unexpired option shall become exercisable in full and may be exercised at any time during the following 12 months. If the director is terminated for cause, outstanding options shall be terminated.

      Options  granted  under  the   Directors'   Plan  become
immediately exercisable upon the occurrence of certain events, including the death or disability of a director or certain business combinations.

OPTION GRANTS IN LATEST FISCAL YEAR

      The following table provides information on options to purchase shares of CAI Common Stock granted during the fiscal year ended March 31, 1996 to the persons named in the Compensation Table above.

                                                                                                 Potential realizable value
                               Number of         % of Total                                      at assumed annual rates of
                              Securities       Options Granted      Exercise                      stock price appreciation
                              Underlying        to Employees          Price     Expiration        FOR OPTION TERM ($)
           NAME                 OPTIONS        IN FISCAL YEAR        ($/SH)        DATE           5%           10%
Jared E. Abbruzzese          ---                ---                 ---          ---              ---            ---
Alan Sonnenberg          300,000               30.2                 11.00       9/29/02       1,132,400    2,838,500
James P. Ashman           40,000                4.0                  9.13       12/31/03        148,600      346,400
George M. Williams        40,000                4.0                  9.13       12/31/03        148,600      346,400
Timothy J. Santora        40,000                4.0                  9.13       12/31/03        148,600      346,400

      In addition, John J. Prisco was awarded options to purchase 200,000 shares of CAI Common Stock at an exercise price of $7.75 per share. The options were awarded under the Company's 1995 Stock Incentive Plan and expire on
March 7, 2006.

                           }27


             {ITEM 11. EXECUTIVE COMPENSATION

  AGGREGATE OPTION EXERCISES IN LATEST FISCAL YEAR AND
  FISCAL YEAR-END OPTION VALUES

      The following table sets forth certain information with regard to the outstanding options to purchase shares of CAI Common Stock as of the end of the fiscal year ended March 31, 1996 for the persons named in the Compensation Table above and John J. Prisco.

                                                                      Number of Securities     VALUE OF UNEXERCISED IN-THE-MONEY
                            SHARES ACQUIRED ON                       Underlying Unexercised               OPTIONS AT
                               EXERCISE (#)      VALUE REALIZED     Options at March 31, 1996         MARCH 31, 1996 (1)
           NAME                                                    EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
Jared E. Abbruzzese            ---            ---             225,000              ---  $         ---       $        ---
John J. Prisco                 ---            ---                 ---          200,000            ---                ---
Alan Sonnenberg                ---            ---                 ---              ---            ---                ---
George M. Williams             ---            ---              60,000           56,000            ---                ---
Timothy J. Santora             ---            ---              52,000           52,000            ---                ---
James P. Ashman                ---            ---              37,000           40,000            ---                ---


(1) The value of unexercised in-the-money options at March 31, 1996 is based on the difference between the March 31, 1996 closing price per share of CAI Common
   Stock on NASDAQ NM of $7.56 and the exercise prices of the in-the-money options.

EMPLOYMENT AGREEMENTS

      The  Company  has  entered  into  employment
agreements   with   Messrs.   Abbruzzese,  Prisco,
Williams and Santora.  Such agreements continue in
effect  until  October  1, 1996, in  the  case  of
Messrs.  Santora  and Williams;  until  March  21,
1998, in the case of  Mr.  Abbruzzese;  and  until
January  3,  1998  in the case of Mr. Prisco.  The
employment agreements  are  automatically  renewed
for  successive  one  year terms, unless otherwise
terminated.  Pursuant to his employment agreement,
Mr.  Abbruzzese  serves  as   Chairman  and  Chief
Executive Officer of the Company  and  is entitled
to an annual base salary of $350,000.  Pursuant to
his  employment  agreement,  Mr. Prisco serves  as
President  and  Chief  Operating  Officer  of  the
Company  and  is entitled  to  a  base  salary  of
$200,000.  Mr.  Santora  serves  as Executive Vice
President and is entitled to an annual base salary
of  $170,000.   Mr.  Williams  serves   as   Chief
Administrative   Officer  and  Corporate  Analyst,
Secretary and Treasurer  and  is  entitled  to  an
annual  base  salary  of  $160,000.   Each  of the
foregoing  executive officers will be entitled  to
an  annual  bonus   to   be   determined   by  the
Compensation Committee.

      Pursuant   to  their  respective  employment
agreements,  Mr.  Abbruzzese,   Mr.   Prisco,  Mr.
Santora   and   Mr.   Williams   agree  to  devote
substantially  all of their working  time  to  the
business  of  the  Company.   Mr.  Abbruzzese  has
agreed to devote  not less than 75% of his working
time to the Company.   Mr.  Williams, however, may
continue  to perform his duties  as  Treasurer  of
Hamilton  County   Cable   TV,  as  long  as  such
activities can be accomplished outside of his normal working time for the Company and do not otherwise interfere with his duties under his employment agreement.

      If their employment is terminated without cause, Mr. Williams and Mr. Santora will be entitled to their base salary and certain benefits for 12 months following termination of employment.
Mr. Abbruzzese and Mr. Prisco would be entitled to a severance amount equal to the greater of such executive's then-current base salary or the total base salary that would have been payable for the balance of the term of his employment in the event such executive's employment is terminated without cause.

                        }28


{
    ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

EMPLOYMENT AGREEMENTS (CONTINUED)

      Mr.  Abbruzzese  has  been  granted options to
purchase  525,000  shares  of CAI Common  Stock,  of
which options to purchase 225,000  shares  of Common
Stock  of CAI were granted to Mr. Abbruzzese  during
the  fiscal   year   ended   March  31,  1995.   Mr.
Abbruzzese surrendered options  to  purchase 300,000
shares   of   CAI   Common  Stock.   Mr.  Abbruzzese
currently holds options  to  purchase 225,000 shares
of CAI Common Stock at an exercise  price  of  $7.75
per share, all of which are fully vested.

      Mr. Williams has been granted options to purchase a total of 116,000 shares of CAI Common
Stock at an exercise price of $7.75 per share, of which options to purchase 40,000 shares were granted to Mr. Williams during the fiscal year ended March 31, 1996. Of the 116,000 option shares, 60,000 are fully vested, 20,000 vest in January 1997, 16,000 vest in February 1997, and
20,000 vest in January 1998.

      Mr.  Santora  has been  granted  options  to
purchase a total of 104,000  shares  of CAI Common
Stock at an exercise price of $7.75 per  share, of
which  options  to  purchase  40,000  shares  were
granted  to  Mr.  Santora  during  the fiscal year
ended  March  31,  1996.   Of  the 104,000  option
shares, 52,000 are fully vested, 20,000 vest in each of January 1997 and 1998, and 12,000 vest in February 1997.

      Mr. Ashman has been granted options to purchase a total of 77,000 shares of Common Stock of CAI at an exercise price of $7.75 per share, of which options to purchase 40,000 shares of Common
Stock of CAI were granted to Mr. Ashman during the fiscal year ended March 31, 1996. Of the 77,000 option shares, 37,000 are fully vested, and 20,000 vest in each of January 1997 and 1998.

      Mr.  Prisco  has  been  granted  options  to
purchase a total of 200,000 shares of Common Stock
of  CAI,  all  of  which were granted  during  the
fiscal year ended March 31, 1996.  The options are
exercisable  in  varying   amounts  commencing  on
December 31, 1996, and annually thereafter on each
January 1 through January 1,  2001.   The exercise
price for the options granted to Mr. Prisco is $7.75 per share.

      Mr. Abbruzzese,  Mr. Prisco and Mr. Williams
are  subject  to  nondisclosure   agreements  with
respect to the confidential information of CAI and
are subject to a noncompetition provision  in each
of  their  employment agreements.  In the case  of
Mr.  Abbruzzese,   the  noncompetition  provisions
provide that, if he  is  terminated  for  cause of
voluntarily terminates his employment or does  not
renew  his  employment  with  the  Company,  for a
period of 12 months following such termination, or
if  Mr.  Abbruzzese's empIoyment is terminated and
he is receiving  the  severance amount as provided
in his employment agreement,  for  a period not to
exceed 12 months during such severance  period, he
will   not   engage   in   any  business  directly
competitive with CAI in any market serviced by CAI
or  any  "Service  Area,"  as defined  in  the  BR
Agreement,  or  engage in any  MMDS  license-based
subscription  television   business   or  wireline
franchise  cable business in any market  in  which
the Company  has licenses or leases at the time of
termination.  In  the  case  of  Mr.  Prisco,  the
noncompetition  provisions  provide that, if he is
terminated for cause or voluntarily terminates his
employment or does not renew  his  employment with
the  Company, for a period of 12 months  following
such termination,  or  if employment is terminated
and  he  is  receiving  the  severance  amount  as
provided in the employment agreement, for a period
not  to  exceed  12 months during  such  severance
period,  he  will  not   engage  in  any  business
directly  competitive  with   CAI  in  any  market
serviced by CAI or any "Service  Area," as defined
in the BR Agreement, or be employed  by or provide
consulting services to any person in the  wireless
cable  or pay television industry within 25  miles
of any city in which CAI does business, has rights
or  licenses   related   to   the   broadcast   or
transmission of television programming or in which
CAI  is providing transport services to affiliates
of Bell  Atlantic  or  NYNEX.   In the case of Mr.
Williams,  the  noncompetition provisions  provide
that, if he is terminated  for cause, for a period
of  18 months following termination  he  will  not
engage  in  any business directly competitive with
CAI in any market  serviced  by CAI or be employed
or provide consulting services  to  any  person in
the  wireless  cable  or  pay  television industry
within  25  miles  of Albany, Buffalo,  Rochester,
Boston, Hartford or  Norfolk/Virginia  Beach or of
any other city or community in which CAI  operates
or has rights or licenses related to the broadcast
or  transmission  of television programming or  in
which CAI has had,  within  the preceding 12-month
period,   active   negotiations   regarding    the
acquisition of such rights or licenses.

                        }29


    {ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

EMPLOYMENT AGREEMENTS (CONTINUED)

      Mr.   Sonnenberg,   President  of  CAI  from
September  29,  1995  until  February   23,  1996,
entered  into  a  three-year  Employment Agreement
with CAI pursuant to which he became  President of
CAI  and  Chief Executive Officer of the  Wireless
Operating Group  of  CAI  effective  September 29,
1995.  Mr. Sonnenberg also serves as a director of
CAI.  He served as Vice Chairman of the  CAI Board
of   Directors   from  September  29,  1995  until
February  23,  1996.    Under   Mr.   Sonnenberg's
employment agreement, Mr. Sonnenberg was  entitled
to  receive  a  base  salary of $275,000 per year,
received options to purchase 300,000 shares of CAI
Common Stock at an exercise  price  of  $11.00 per
share  and  received  a  signing bonus of $500,000
upon  execution  of  such  agreement.    Upon  the
closing of the transactions contemplated by the Participation Agreement, Mr. Sonnenberg entered into a Termination Agreement with the Company pursuant to which his employment agreement was terminated, he surrendered options to purchase
300,000 shares of CAI Common Stock, and agreed to certain noncompetition provisions similar to those imposed upon Mr. Prisco. The Company also entered into a Consulting Agreement with Mr. Sonnenberg pursuant to which he agreed to provide CAI with certain consulting services for a thirty-month period beginning on February 23, 1996 for an annual fee of $75,000.

                        }30


                         {
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT

      The following table sets forth as of May 24,
1996  (i)  each  stockholder who based  on  public
filings,  is  known  to  the  Company  to  be  the
beneficial  owner   of   more   than   5%  of  the
outstanding shares of CAI Common Stock, (ii) each Director and Executive Officer and (iii) all
Directors and Officers of CAI as a group:

                                                                                      BENEFICIAL OWNERSHIP
                                                                                           Percentage of Outstanding
                                                        NUMBER OF SHARES
                                                                                                       SHARES
  The Corotoman Company, LLC ("Corotoman")       6,141,000(1)                                     15.3%
  c/o Jared E. Abbruzzese
   18 Corporate Woods Blvd., Third Floor
     Albany, NY 12211
Jared E. Abbruzzese                        7,212,700(2)(3)(5)                                     17.9%
  18 Corporate Woods Blvd., Third Floor
   Albany, NY 12211
Hope Carter                                   6,577,600(2)(5)                                     16.4%
  18 Corporate Woods Blvd., Third Floor
  Albany, NY 12211
Joseph E. Abbruzzese                             6,186,300(2)                                     15.4%
  18 Corporate Woods Blvd., Third Floor
  Albany, NY 12211
Edward P. Swyer dba SPI Comtech                  2,139,000(4)                                      5.3%
  c/o The Swyer Companies
  Executive Park
  Albany, NY 12203
BANX Partnership                                36,751,083(6)                                     47.9%
  3900 Washington Street
  Wilmington, DE 19802
John J. Prisco                                          5,000                                      *
Timothy J. Santora                                 276,500(7)                                      *
George M. Williams                                 175,000(8)                                      *
James P. Ashman                                    184,279(9)                                      *
Craig J. Kessler                                   33,000(10)                                      *
Arthur C. Belanger                                  3,334(11)                                      *
Harold A. Bouton                                    1,914(12)                                      *
Robert D. Happ                                          1,000                                      *
Alan Sonnenberg                                   759,227(13)                                      1.9%
David M. Tallcott                                   2,000(14)                                      *
All directors and officers as a group
(11 persons)                                        8,653,954                                     21.3%

_______________________________
* less than 1%

                        }31


                         {
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
        OWNERS AND MANAGEMENT (CONTINUED)

(1)   Jared  E.  Abbruzzese  and  Hope  Carter and
      Joseph  Abbruzzese, the aunt and brother  of
      Jared  E.   Abbruzzese,   respectively,  own
      46.5%,  46.5% and 4%, respectively,  of  the
      membership  interests  in  Corotoman.  Those
      individuals   are  the  sole  directors   of
      Corotoman.
(2)   Includes 6,141,000 shares held by Corotoman.
(3)   Includes 263,000  shares  held  by relatives
      over   which   shares  Jared  E.  Abbruzzese
      retains voting control  and  225,000  shares
      issuable  upon  exercise  of options granted
      under the 1995 Incentive Stock Plan.
(4)   Includes  200,000 shares held  by  a  family
trust over which  shares  Mr. Swyer retains voting
control.
(5)   Includes 20,000 shares held by The Corotoman
Foundation, Inc., of which Jared E. Abbruzzese and
HopeCarter  are directors and  over  which  shares
they retain voting control.
(6)   Consists  of 36,751,083 shares issuable upon
      the exercise  of warrants to purchase Common
      Stock,  the  conversion   of  the  Company's
      senior  preferred  stock,  the  exercise  of
      warrants to purchase voting  preferred stock
      and upon conversion of such voting preferred
      stock to Common Stock.  The general partners
      of  BANX  Partnership are MMDS Holdings  (as
      defined herein)  and  NYNEX MMDS Holding (as
      defined herein), which  are  subsidiaries of
      Bell   Atlantic   Corporation   and    NYNEX
      Corporation,  respectively.  The address  of
      MMDS Holdings and  Bell Atlantic Corporation
      is 1717 Arch Street, Philadelphia, PA 19103,
      and the address of NYNEX  MMDS  Holding  and
      NYNEX   Corporation   is   1113  Westchester
      Avenue, White Plains, NY 10604.
(7)   Includes  52,000  shares issuable  upon  the
      exercise of options exercisable currently or
      within 60 days of May  24,  1996,  and 6,000
      shares given to relatives over which  shares
      Mr. Santora retains voting control.
(8)   Includes  60,000  shares  issuable  upon the
      exercise of options exercisable currently or
      within 60 days of May 24, 1996.
(9)   Includes  37,000  shares  issuable upon  the
      exercise of options exercisable currently or
      within 60 days of May 24, 1996,  and  75,000
      shares   issuable   upon   the  exercise  of
      warrants exercisable currently  or within 60
      days of March 31, 1996.
(10)  Includes  33,000  shares  issuable upon  the
      exercise of options exercisable currently or
      within 60 days of May 24, 1996.
(11)  Consists of 3,334 shares issuable  upon  the
      exercise of options exercisable currently or
      within 60 days of May 24, 1996.
(12)  Includes  127  shares  held  by an immediate
      family member and 1,667 shares issuable upon
      the    exercise   of   options   exercisable
      currently or within 60 days of May 24, 1996.
(13)  Includes   33,000   shares   held   by   the
      Sonnenberg   Foundation   over   which  Alan
      Sonnenberg  retains  voting control  and  98
      shares held by an immediate family member.
(14)  Includes 1,000 shares  held by Lortech Corp.
      over  which  Mr.  Tallcott   retains  voting
      control.

                        }32


      {
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
                   TRANSACTIONS

THE BANX TRANSACTIONS.

      Reference is made to the description  of The
BANX Transactions contained in Item 1 - Business -
The BANX Transactions appearing in Part I of  this
Annual Report on Form 10-K.

DIVESTITURE.

      In  connection  with  the  investment by the
BANX Affiliates in CAI, CAI has agreed  to  comply
with  the  restrictions  placed  on  Regional Bell
Operating  Companies,  such  as Bell Atlantic  and
NYNEX ("RBOCs"), and their affiliated  enterprises
by  the Modification of Final Judgment entered  by
the United  States District Court for the District
of Columbia on August 24, 1982 (the "MFJ").  Among
its restrictions,  the  MFJ  prohibits  RBOCs  and
affiliated      enterprises     from     providing
telecommunications  services  between Local Access
and  Transport Areas ("LATAs").   Because  certain
transmission  and reception facilities used by CAI
transmit  or receive  signals  to  or  from  other
LATAs, as a  condition to the Stage I Closing, CAI
divested itself  of  those  facilities  and ceased
providing   transmission  and  reception  services
between  LATAs.    Upon   the  restrictions  being
lifted, CAI exercised its option to reacquire all assets sold.

OTHER.

      On  May  8,  1995  CAI sold, subject  to  an
option to repurchase exercisable at any time prior
to  January  1,  1996,  all  of   the  issued  and
outstanding  stock of TelQuest, Inc.  ("TelQuest")
(with a negative  net  book value of approximately
$40,000)  to  Wave Holdings,  L.L.C.,  a  Delaware
limited liability  company  controlled by Jared E.
Abbruzzese,  CAI's  Chairman and  Chief  Executive
Officer, for $25,000.   The  gain  on this sale of
approximately  $23,000  was deferred and  was  not
included in income.  TelQuest  has  entered into a
Joint  Venture  and  Capital Commitment  Agreement
with Corotoman pursuant  to  which  Corotoman will
fund     TelQuest's     developmental     wireless
transmission   projects.    Those  projects  could
result  in  TelQuest's  involvement  in  interLATA
operations that could violate  the MJF, if engaged
in by an RBOC or an affiliated enterprise.  In May
1996,  CAI relinquished its option  to  repurchase
TelQuest  for  a  2%  equity  interest in Telquest
Systems,   Inc.,   the   operating  successor   of
Telquest's business.

      In   consideration   of    Mr.    Abbruzzese
guaranteeing   the   obligation  of  CAI  to  MMDS
Holdings, which permitted CAI to complete the Microband acquisition in January 1995, the CAI
Board  of  Directors  awarded  options  to acquire
150,000 shares of CAI Common Stock at $11.00 per share to Mr. Abbruzzese.

      As of March 31, 1996, the Company has a note
payable  outstanding  of  $119,810  owed  to  Hope
Carter.   CAI   must  make  a  $100,000  principal
payment on January 31, 1997, and pay the remaining principal and interest on July 31, 1997. The loan carries a simple annual interest rate of 8%.

      Additionally,  CAI periodically chartered an
airplane  owned  by  Wave   Air,  Inc.,  which  is
primarily  owned by Mr. Abbruzzese,  in  order  to
carry out business when airline schedules were not
compatible.   Transactions  with  Wave  Air,  Inc.
amounted to approximately $103,000 for the year ended March 31, 1996 (none for prior periods).

                        }33


{
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
             AND REPORTS ON FORM 8-K

(a)   Financial Statements and Schedules
      The  financial  statements   and   schedules
      listed   in   the   accompanying   index  to
      financial statements and Schedules are filed as part of this Annual Report on Form 10-K.

(b)   Reports on Form 8-K
      The  Company filed a Current Report on  Form
      8-K dated March 8, 1996, that reported under
      Item  2  the  closing  of  the  CS  Wireless
      transactions   on   February  23,  1996,  as
      contemplated  by  the  previously   reported
      Participation  Agreement dated December  12,
      1995  among the Company,  Heartland  and  CS
      Wireless.

      In connection with the transactions reported
      on the  Company's Current Report on Form 8-K
      dated March  8,  1996  described  above, the
      Company filed a Current Report on Form 8-K/A
      dated March 29, 1996, to submit under Item 7
      the   financial  statements  and  pro  forma
      information   required   for   the  reported
      transactions.

      The Company filed a Current Report  on  Form
      8-K/A  dated  February 23, 1996 (filed April
      1, 1996), to amend an exhibit previously filed with the Company's March 29, 1996
      Current Report on Form 8-K.

(c)   Exhibits
      See index to exhibits filed as part of this annual report on Form 10-K.

(d)   Schedules
      Schedules,  specified  under Regulation S-X,
      are  omitted  because  of  the   absence  of
      conditions under which they are required  or
      because the required information is included
      in  the  financial statements submitted.  In
      accordance   with   Rule  3-09(a),  separate
      financial statements of CS Wireless Systems, Inc. are not required to be filed.

                        }34

   {INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                                             Page No.
                                                            IN FORM 10-K
FINANCIAL STATEMENTS

Report of Independent Accountants                              29

Consolidated Balance Sheets - March 31, 1995 and 1996          30

Consolidated Statements of Operations - Seven-
Month Period Ended March 31, 1994,and Years Ended
 March 31, 1995 and 1996                                       31

Consolidated Statements of Shareholders' Equity
- - Seven-Month Period Ended March 31, 1994,
and Years Ended March 31, 1995 and 1996                        32

Consolidated Statements of Cash Flows - Seven-
Month Period Ended March 31, 1994
and Years Ended March 31, 1995 and 1996                        33

Notes to Consolidated Financial Statements                     36

           SIGNATURES

      Pursuant to the requirements of Section 13
or 15(d) of the Securities Exchange Act of 1934,
CAI Wireless Systems, Inc.  has duly caused this
annual report on Form 10-K to  be  signed on its
behalf   by   the  undersigned  thereunto   duly
authorized.


                       CAI WIRELESS SYSTEMS, INC.
                       (Registrant)


                       BY: /S/ JARED E. ABBRUZZESE
                           Jared E. Abbruzzese, Chairman,
Date: JUNE 28, 1996        Chief Executive Officer and Director


      Pursuant   to   the  requirements  of  the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of CAI Wireless Systems, Inc. and in the capacities and on the dates indicated.

          SIGNATURE                              TITLE                     DATE



/S/    JARED E. ABBRUZZESE                Chairman, Chief Executive Officer June  28, 1996
       Jared E. Abbruzzese                and Director
                                          (Principal Executive Officer)


/S/      JOHN J. PRISCO                   President, Chief Operating Officer June  28, 1996
         John J. Prisco                   and Director



/S/      JAMES P. ASHMAN                 Executive Vice President, Chief June  28, 1996
         James P. Ashman                 Financial Officer and Director
                                         (Principal Financial Officer)


/S/     GEORGE M. WILLIAMS               Chief Administrative Officer, June  28, 1996
        George M. Williams               Secretary,Treasurer and Director



/S/     CRAIG J. KESSLER                 Vice President and Controller June  28, 1996
        Craig J. Kessler                 (Principal Accounting Officer)



/S/    ARTHUR C. BELANGER                 Director                     June  28, 1996
       Arthur C. Belanger

              {SIGNATURES (continued)


            SIGNATURE                        TITLE                           DATE



\s\    HAROLD A. BOUTON                  Director                         June  28, 1996
       Harold A. Bouton




/S/     DAVID M. TALLCOTT                Director                         June  28, 1996
        David M. Tallcott



/S/      ROBERT D. HAPP                  Director                         June 28, 1996
         Robert D. Happ



/S/      ALAN SONNENBERG                 Director                         June  28, 1996
         Alan Sonnenberg


              {INDEX TO  EXHIBITS

                                                                      Incorporation
Exhibit no.   Description                                             By Reference    PAGE NO
                                                                      (see legend)    No.

2.1           Asset Purchase Agreement-New York System                 5-Exhibit 2
2.2           Bott Acquisition Agreement                               2-Exhibit 2
2.3           Agreement  and Plan of Merger, as amended,
              by and among CAI CAI Merger SUB and ACS                  7-Exhibit 2.1
2.4           Agreement  and Plan of Merger by and among
              CAI, ECN and ECNW dated as of March 28,1995              7-Exhibit 2.2
2.5           Asset Purchase  Agreement  by  and  among
              CAI, ECN and ECNMII dated as of March 28, 1995           7-Exhibit 2.3
2.6           Option Agreement dated March 28, 1996                    7-Exhibit 2.4
2.7           Purchase Agreement by and between CAI and WCTV
              dated as of March 28, 1995                               7-Exhibit 2.5
2.8           Purchase  Agreement by and between CAI and AWS
              dated as of March 28,1995                                 7-Exhibit 2.6
2.9           Agreement and  Plan of Merger by and among CAI, HRW and   7-Exhibit 2.7
              the Minority Shareholders  named  therein, dated as of
              March 28, 1995
2.10          Participation   Agreement   among   Heartland  Wireless   9-Exhibit 2.1
              Communications,  Inc.,  CAI Wireless Systems,  Inc.  and
              CS Wireless Systems, Inc. dated as of December 12, 1995.
2.11          Amendment No. 1 to Participation Agreement among          12-Exhibit 2.2
              Heartland Wireless Communications, Inc., CAI Wireless
              Systems, Inc., and CS Wireless Systems, Inc. dated as of
              December 12, 1995.
3.1           Amended  and  Restated  Certificate of Incorporation of    9-Exhibit 3.1
              CAI
3.2           Amended and Restated Bylaws of CAI                         9-Exhibit 3.2
4.1           Form of Indenture for Senior Notes                         6-Exhibit 4.1
4.2           First Supplemental Indenture                              11-Exhibit 4.1
4.3           Form of Escrow Agreement among CAI and Chemical Bank       6-Exhibit 4.30
4.4           Subordinated Unsecured Promissory Note dated August 31,    1-Exhibit 4.7
              1993 by and between CAI and Hope E. Carter
4.5           Promissory Note-Bott Family Trust                          2-Exhibit 4.1
4.6           Guaranty and Security Agreement-Bott Family Trust          2-Exhibit 4.2
4.7           Promissory Note-Bott                                       2-Exhibit 4.3
4.8           Guaranty and Security Agreement-Bott                       2-Exhibit 4.4
<dagger>4.9   Term Note due May 9, 2005 in the principal amount of                       73
              $15.0 million issued to MMDS Holdings II, Inc.
<dagger>4.10  Term Note due May 9, 2005 in the principal amount of                       92
              $15.0 million issued to NYNEX Holding Company
10.1          1993 Stock Option and Incentive Plan                       1-Exhibit 10.1,3
10.2          Form 1993 Incentive Stock Option Agreement                 1-Exhibit 10.2,3
10.3          Form of 1993 Non-Qualified Stock Option Agreement          1-Exhibit 10.3,3
10.4          Outside Director's Stock Option Plan                       1-Exhibit 10.4,3
10.5          Form of Outside Director's Stock Option Agreement          1-Exhibit 10.5,3
<dagger>10.6  Employment Agreement dated March 21, 1996 by and                           111
              between Jared E. Abbruzzese and CAI
10.7          Letter Agreement dated October 13, 1993 by and between     1-Exhibit 10.10
              Hampton Roads Wireless, Inc. and CAI
10.8          Employment Agreement dated October 1, 1993 by and          1-Exhibit 10.9,3
              between George M. Williams and CAI and Amendment to
              Employment Agreement dated December 15, 1993
10.9          Master Sublease dated June 19, 1993 by and between Tri-    1-Exhibit 10.11
              Mark Communications, Ltd. and George Bott
10.10         Agreement between CAI and SNET                             1-Exhibit 10.14
10.11         Consulting Agreement dated May 15, 1993 between Jared      1-Exhibit 10.7
              E. Abbruzzese and CAI

                    }4{

                                               INDEX TO  EXHIBITS (CONTINUED)
                                                                            Incorporated
Exhibit NO.   Description                                                   by Reference      Page
                                                                            (see legend)      No.

10.12         Business  Relationship Agreement among CAI, its Subsidiaries  7-Exhibit 10.13 and BANX Affiliate  dated  as  of  March  28, 1995, as
              amended by Amendment Agreement No. 1
10.13         Securities Purchase Agreement dated as of March 28, 1995      4-Exhibit 2
              among CAI, its Subsidiaries and BANX Partnership, including forms of Stage I and Stage II Warrants
10.14         Stage I Warrant                                                8-Exhibit 4.19
<dagger>10.15 Stage II Warrant                                                                117
<dagger>10.16 1995 Incentive Stock Plan                                                       140
<dagger>10.17 Consulting and Employment Agreement dated as of January 1,                      147
              1996 between the Company and John Prisco
<dagger>10.18 Termination  Agreement  dated  February 23, 1996 between CAI                    156
              and Alan Sonnenberg
<dagger>10.19 Consulting  Agreement  dated  February  23, 1996 between the                    159
              Company and Alan Sonnenberg
10.20         Form of Lenders Warrant Agreement for James P. Ashman with     1-Exhibit 4.2
              Form of Warrant Certificate attached thereto
10.21         Form of Representative's Warrant Agreement with Form of        1-Exhibit 4.3
              Warrant Certificate attached thereto
10.22         Warrant Agreement dated August 30, 193 between CAI and         1-Exhibit 4.13
              Richard McKenzie
10.23         Warrant Agreement dated August 30, 1993 between CAI and Phil   1-Exhibit 4.14
              Hempleman
10.24         Warrant Agreement dated September 10, 1993 between CAI and     1-Exhibit 4.15
              John Oppenheimer
10.25         Warrant Agreement dated August 30, 1993 between CAI and Marc   1-Exhibit 4.16
              Howard
10.26         Warrant Agreement dated September 10, 1993 between CAI and     1-Exhibit 4.17
              Les Alexander
10.27         Warrant Agreement dated November 9, 1993 between CAI and       1-Exhibit 4.26
              Phil Hempleman
10.28         Warrant Agreement dated November 9, 1993 between CAI and       1-Exhibit 4.27
              Marc Howard
10.29         Warrant Agreement dated November 9, 1993 between CAI and       1-Exhibit 4.28
              Richard McKenzie
10.30         Warrant Agreement dated November 9, 1993 between CAI and       1-Exhibit 4.29
              John Oppenheimer
10.31         Warrant Agreement dated November 9, 1993 between CAI and Les   1-Exhibit 4.30
              Alexander
<dagger>11.1  Schedule Regarding Computation of Loss Per Share                                 160
<dagger>11.2  Schedule Regarding Computation of Fully Diluted Loss Per                         162
              Common Share
12.           Statements re Computation of Ratios                                               13
<dagger>21.   Subsidiaries of the Registrant                                                   163
<dagger>23.2  Consent of Coopers & Lybrand L.L.P.                                              164

                  }5


  {INDEX TO  EXHIBITS (CONTINUED)

LEGEND
1       Incorporated by reference to the exhibits to the Registration Statement on  Form S-1 (No. 33-71662).
2       Incorporated by reference to exhibits to the Current Report on Form 8-K dated March 23, 1994 (0-22888).
3       Management contract or compensation plan or arrangement.
4       Incorporated by reference to the exhibits to the Schedule 13D of BANX Partnership dated March
        29, 1995, filed with the Commission on April 10, 1995.
5       Incorporated by reference to the exhibit to the Current Report on Form 8-K dated January 9,1995 (0-22888).
6       Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (No. 33-93062).
7       Incorporated by reference to the exhibits to the Registration Statement on Form S-4 (No. 33-94222).
8       Incorporated by reference to the exhibits to the Annual Report on Form 10-K for March 31,1995
9       Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for September 30, 1995.
10      Incorporated by reference to the exhibits to the Current Report on Form 8-K dated December 12, 1995.
11      Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for December 31, 1995.
12      Incorporated by reference to the exhibits to the Current Report on Form 8-K dated February 23, 1996.
13      The information is not included because the ratio is less than 1 and the earnings deficiency is included in the Selected Financial Data of CAI.


<dagger> Filed herewith.