Form 10-Q
period 1996-06-30
CAI WIRELESS SYSTEMS INC
filed 1996-08-09
CIK 914749

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


            (  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 1996

                                      OR

             (  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934.

                     Commission File Number:      0-22888

                          CAI WIRELESS SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

                        Connecticut                                             06-1324691
              (State or other jurisdiction of                                (I.R.S. Employer
              incorporation or organization)                                Identification No.)


             18 Corporate Woods Boulevard, Albany, New York 12211
             (Address and zip code of principal executive offices)




                                   (518) 462-2632

                (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X    No   _____


Number of shares outstanding of each of registrant's class of common stock at August 1, 1996:


CLASS                                                       OUTSTANDING SHARES
Common Stock, no par value                                    40,311,472

                         PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,          MARCH 31,
                                                                 1996              1996
                                                              (UNAUDITED)            *
                   ASSETS
 Cash and cash equivalents                                    $  79,704,650       $103,263,094
 Subscriber accounts receivable, less allowance for
   bad debts of $899,145 for June and $1,296,282 for March        1,347,605          1,432,674
 Prepaid expenses                                                   769,096            698,482
 Property and equipment, net                                     62,943,341         52,568,619
 Wireless channel rights, net                                   204,828,236        205,973,840
 Investment in CS Wireless Systems, Inc.                        110,126,098        113,054,069
 Debt service escrow                                             78,714,005         77,621,088
 Goodwill, net                                                  129,022,676        131,282,996
 Debt finance costs, net                                         10,234,786         10,631,263
 Other assets                                                     2,303,082          2,268,847
      Total Assets                                             $679,993,575       $698,794,972

             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

  Accounts payable                                             $  11,440,994      $  8,244,577
  Accrued expenses                                                19,087,573        10,186,374
  Senior debt                                                    275,000,000       275,000,000
  Notes payable                                                   40,910,895        43,434,667
  Wireless channel rights obligations                             33,782,650        41,025,866
  Deferred income taxes                                           30,910,000        35,410,000
                                                                                   411,132,112                    413,301,484
Commitments
Mandatorily redeemable preferred stock
  14% Senior convertible preferred stock
   (liquidation value  $70,000,000)                               69,055,003        69,020,002
  Series A 8% redeemable convertible preferred stock
   (liquidation value  $577,500/$18,050,000)                         577,500        18,050,000
  Accrued preferred stock dividends                                8,841,631         5,812,562
                                                                  78,474,134        92,882,564
Shareholders' Equity
  Preferred stock
  Common stock, shares issued and outstanding
    June 30, 1996  - 40,311,472
    March 31, 1996 - 37,829,482                                  275,173,587       257,701,130
  Accumulated deficit                                            (84,786,258)      (65,090,206)
                                                                                   190,387,329                    192,610,924
Total Liabilities and Shareholders' Equity                      $679,993,575      $698,794,972

       *Summarized from the Company's audited Consolidated Balance Sheet as of that date.

         See notes to condensed consolidated financial statements.

                     PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                                                 THREE-MONTH
                                                                PERIODS ENDED
                                                             JUNE 30,        JUNE 30,
                                                               1996            1995
REVENUES                                                  $ 9,304,823      $  3,991,867
Costs and expenses
  Programming and license                                   3,892,596         1,664,905
  Marketing                                                   574,605         1,046,003
  General and administrative                                6,913,514         4,644,075
  Depreciation and amortization                             8,095,227         2,608,925
                                                           19,475,942         9,963,908

      Operating loss                                      (10,171,119)      (5,972,041)

Other income (expense)
    Equity in net loss of affiliate                        (3,000,000)               -
    Interest income                                         2,172,064           88,312
    Other income                                               39,454           37,946
    Interest expense                                      (10,160,834)      (1,940,278)

                                                          (10,949,316)      (1,814,020)

       Loss before provision for income tax
         benefit and minority interest                    (21,120,435)      (7,786,061)

Provision for income tax benefit                            4,500,000                -

       Loss before minority interest                      (16,620,435)      (7,786,061)

Minority interest in loss                                           -          279,746

       Net loss                                           (16,620,435)      (7,506,315)

Preferred stock dividend                                   (3,075,617)        (352,449)

       Loss applicable to common stock
        shareholders                                     $(19,696,052)     $(7,858,764)

Loss per common share                                       $ (0.51)           $ (0.49)

Average common and equivalent
    shares outstanding                                     38,859,743       15,913,911


    See notes to condensed consolidated financial statements.

               PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED)

                                                                                         THREE-MONTH
                                                                                         PERIODS ENDED
                                                                                JUNE 30,             JUNE 30,
                                                                                  1996                 1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                  $(16,620,435)         $(7,506,315)
  Adjustments to reconcile net loss to
    net cash used in operating activities
    Depreciation and amortization                                              8,095,227            2,608,925
    Equity in net loss of affiliate                                            3,000,000                    -
    Deferred income tax benefit                                               (4,500,000)                   -
    Debt finance costs and discounts amortization                                502,325              770,960
    Minority interest in loss                                                          -             (279,746)
    Debt service escrow interest income                                       (1,092,917)                   -
    Changes in assets and liabilities,
      net of effects from acquisitions
      Subscriber accounts receivable                                              36,394             (400,561)
      Other assets                                                              (121,094)             183,956
      Accounts payable and accrued expenses                                    8,880,700              (14,873)

          Net cash used in operating activities                               (1,819,800)          (4,637,654)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of wireless channel rights                                        (1,129,955)            (744,634)
   Purchase of property and equipment                                         (9,999,304)          (2,602,498)
   Proceeds from the sale of property and equipment                                    -               69,828
   Purchase of investments                                                             -             (250,000)
   Proceeds from the sale of investments                                               -              208,778
   Other                                                                        (268,300)          (1,040,966)

          Net cash used in investing activities                              (11,397,559)          (4,359,492)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of senior notes, other debt and
     warrants                                                                          -           42,000,000
   Payment of senior and other debt                                          (10,329,492)         (26,191,883)
   Debt financing costs paid                                                           -             (642,747)
   Proceeds from issuance of common stock                                              -            1,545,979
   Registry and other stock issuance costs paid                                        -              (75,650)
   Other                                                                         (11,593)                   -

           Net cash provided by (used in) financing
                activities                                                   (10,341,085)          16,635,699

           Net increase (decrease) in cash and
                cash equivalents                                             (23,558,444)           7,638,553

Cash and cash equivalents, beginning                                         103,263,094            1,201,932

Cash and cash equivalents, ending                                           $ 79,704,650         $  8,840,485

    See notes to condensed consolidated financial statements

               PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

      The   condensed   consolidated  financial  statements
include the accounts of CAI  Wireless Systems, Inc. and its
wholly-owned subsidiaries (the  "Company"  or  "CAI").  The
balance sheets presented herein reflect the acquisitions of
ACS  Enterprises,  Inc.  and  its  subsidiaries ("ACS") and
Eastern Cable Networks of Washington,  Inc.  ("ECNW") which
were   effective   as   of  September  29,  1995.  However,
consistent with the purchase method of accounting, the statement of operations for the three-month period ended
June 30, 1995 does not include any operating activity of ACS or ECNW. A 54% owned subsidiary, CS Wireless Systems,
Inc.  ("CS"),  is  accounted  for  on  the  equity  method.
Current summarized financial information regarding CS is presented in Note 3 below.

      The  accompanying  unaudited  condensed  consolidated
financial statements have  been prepared in accordance with
generally  accepted  accounting   principles   for  interim
financial information and with the instructions to Form 10-
Q and Rule 10-01 of Regulation S-X. They do not include all
information   and  notes  required  by  generally  accepted
accounting principles for complete financial statements.

      In the opinion  of  the  Management,  all adjustments
(consisting   of   normal  recurring  accruals)  considered
necessary  for  a fair  presentation  have  been  included.
Operating results for the three-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.

Note 2. Shareholders' Equity.

      During the three-month period ended June 30, 1996, a total of 174,725 shares of 8% Series A Preferred Stock were converted into 2,481,990 shares of common stock, resulting in an increase of $17,472,457 in common stock.

Note 3. Investment in CS Wireless Systems, Inc.

      The Company's equity in net loss of affiliate of approximately $3,000,000 is based on CAI's pro-rata share of CS Wireless Systems, Inc.'s net loss of $3,063,000 for the three-month period ended March 31, 1996, taking into account CAI's complete ownership prior to February 23, 1996, plus CAI's amortization of the excess of its cost less its pro-rata share of equity acquired over a fifteen year period as follows:

CAI's share of  affiliate's net loss                                 $2,500,000
Amortization of CAI's excess cost                                      500,000
   Equity in net loss of affiliate                                  $3,000,000

      The summarized financial information disclosed below is extracted from CS Wireless Systems, Inc. unaudited historical
March 31, 1996 financial statements.

                  PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
                          CONTINUED

Note 3. Investment in CS Wireless Systems, Inc., continued

      The following is an unaudited condensed consolidated balance sheet of CS Wireless Systems, Inc. as of March 31, 1996:

ASSETS
Cash and cash equivalents                                           $165,072,000
Subscriber receivables, net                                              902,000
Prepaid expenses and other                                               545,000
Plant and equipment                                                   31,196,000
Net assets held for sale                                              27,290,000
Wireless channel rights, net                                         142,237,000
Goodwill, net                                                         39,883,000
Other assets                                                           9,635,000
                                                                    $416,760,000
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                             $    5,954,000
Other liabilities                                                        655,000
Debt                                                                 246,876,000
Deferred income taxes                                                 16,435,000
                                                                     269,920,000
STOCKHOLDERS' EQUITY
 Common stock                                                             10,000
Additional paid-in-capital                                           151,100,000
Accumulated deficit                                                  (4,270,000)
   Total Stockholders' Equity                                        146,840,000
                                                                    $416,760,000

      The following is an unaudited condensed consolidated statement of operations of CS Wireless Systems, Inc. for the three months ended March 31, 1996:

Revenues                                                           $3,856,000
Operating expenses:
 Systems operations                                                 2,301,000
 Selling, general and administrative                                1,427,000
 Depreciation and amortization                                      2,506,000
   Total operating expenses                                         6,234,000
   Operating loss                                                 (2,378,000)
Other income (expense):
 Interest income                                                      899,000
 Interest expense                                                 (3,023,000)
   Total other income (expense), net                              (2,124,000)
   Loss before income taxes                                       (4,502,000)
Income tax benefit                                                  1,439,000
   Net loss                                                      $(3,063,000)

                  PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S   DISCUSSION   AND   ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF                        OPERATIONS

                           OPERATIONS

      As of June 30, 1996, the Company had approximately 83,800 subscribers of which approximately 50,400 subscribers are attributable to the ACS acquisition and approximately 3,300 subscribers are attributable to the ECNW acquisition. The remaining approximately 30,100 subscribers compared to approximately 34,000 subscribers as of June 30, 1995. The decrease is primarily due to the New York system decrease of approximately 5,500 subscribers, offsetting the increases in the other systems. The New York system is losing subscribers to hardwire cable operators due to greater channel capacity. This trend in New York will likely continue until CAI builds digital transmission facilities which will provide even greater channel capacity. The Company's recently completed digital transmission facilities located in Boston and Norfolk/Virginia Beach are currently being tested by NYNEX Corporation and Bell Atlantic Corporation, respectively.

                 LIQUIDITY AND CAPITAL RESOURCES

      During the three-month period ended June 30, 1996, CAI expended approximately $10.0 million to purchase equipment, $1.8 million to fund operating activities, $1.1 million to acquire wireless channel rights and $10.3 million to pay senior and other debt, including $6.1 million against the amount due to the Federal Communications Commission (FCC) in connection with its MMDS license auction. During this period, CAI funded its cash requirements out of existing cash balances. At June 30, 1996, CAI had cash and cash equivalents of approximately $79.7 million.

      Pursuant to the Company's capital expenditure plans for fiscal 1997, CAI is committed as of June 30, 1996, through open purchase orders, to expend approximately $13.3 million primarily for capital expenditures associated with the development of digital transmission facilities. In addition, during the nine-month period ending March 31, 1997, the Company is obligated to pay approximately $39.0 million in MMDS license auction fees, of which CS is obligated to reimburse CAI $10.1 million for licenses transferred to CS, and approximately $4.9 million of minimum license fees and lease payments.

                      RESULTS OF OPERATIONS

THREE-MONTH PERIOD  ENDED  JUNE  30, 1996 COMPARED TO THREE-MONTH
PERIOD ENDED JUNE 30, 1995:

      CAI's total revenue was $9.3 million for the three-month period ended June 30, 1996 ("1996 Period") as compared to $4.0 million for the three-month period ended June 30, 1995 ("1995 Period"). The ACS and ECNW acquisitions accounted for $5.8 million of such revenue increase for the 1996 Period, but was offset by a net decrease of $0.5 million attributable to decreased revenues of $0.8 million in the New York system resulting from decreased subscribers, offset by increases totaling $0.3 million resulting from growth of subscribers in the other systems.

                  PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S   DISCUSSION   AND   ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

      Operating expenses, including depreciation and amortization, of $19.5 million for the 1996 Period increased by $9.5 million over the $10.0 million reported for the 1995 Period. Depreciation and amortization of $8.1 million for the 1996 Period increased by $5.5 million over the $2.6 million for the 1995 Period, which increase substantially resulted from the ACS and ECNW acquisitions. Operating expenses, excluding depreciation and amortization, of $11.4 million for the 1996 Period increased by $4.0 million over the $7.4 million for the 1995 Period. The ACS and ECNW acquisitions accounted for $5.0 million of this increase, which was offset by a $1.0 million decrease in operating expenses, primarily attributable to a $0.8 million decrease in marketing costs, reflecting CAI's change from an aggressive growth strategy in the 1995 Period to a limited growth strategy in the 1996 Period, as the Company awaits the commercial availability of digital wireless subscriber equipment.

      CAI's operating loss was $10.2 million for the 1996 Period, or $4.2 million more than the 1995 Period operating loss of $6.0 million. While revenue was up by $5.3 million, operating expenses increased by $9.5 million. However, after taking into account the depreciation and amortization increase mentioned above, operating expenses requiring cash increased $4.0 million, which is less than the revenue increase, resulting in a $1.3 million improvement.

      CAI's 1996 Period includes a $3.0 million loss relating to CAI's investment in CS, representing its pro-rata share of CS's net loss for CS's three-month period ended March 31, 1996. CAI did not acquire its investment in CS until September 29, 1995.

      Interest income was $2.2 million for the 1996 Period as compared to $0.1 million for the 1995 Period. The increase is primarily due to interest earned on the Debt Service Escrow established in connection with the Company's offering of 12 1/4 % Senior Notes Due 2002 and the investment of the cash remaining from the net proceeds of the Senior Notes offering and other concurrent September 29, 1995 transactions.

      Interest expense increased  to  $10.2  million for the 1996
Period from $2.0 million for the 1995 Period, a change of $8.2 million, primarily due to interest expense incurred on the Senior
Notes issued on September 29, 1995.

                   PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits

          The   following   Exhibits   are   filed   herewith  or
incorporated by reference as indicated:

                                                                                    Incorporation
                                                                                   by Reference              Page
            EXHIBIT NO.                        DESCRIPTION                         (SEE LEGEND)        REFERENCE
3.1                         Amended and Restated Certificate of              1-Exhibit 3.1
                            Incorporation of CAI
3.2                         Amended and Restated Bylaws of CAI               1-Exhibit 3.2
<dagger>11.1                Schedule Regarding Computation of Loss Per
                            Common Share
<dagger>11.2                Schedule Regarding Computation of Fully
                            Diluted Loss Per Common Share
<dagger>27                  Financial Data Schedule                                                   13


 LEGEND

   1 Incorporated by reference to the exhibits to the Quarterly Report on Form
     10-Q for September 30, 1995.
   <dagger> Filed herewith

       (b) Reports on Form 8-K

          b1) Form 8-K dated April 25, 1996, regarding the following item:

               Item 5.  OTHER EVENTS

                  The Company announced on April 25, 1996 that it had constructed the first digital wireless cable television system on the Eastern seaboard, in the Hampton Roads area of Virginia, which includes Norfolk and Virginia Beach, and has also completed construction of the core transmission facility of its digital wireless cable television system in Boston, Massachusetts, comprised of a main transmitter and booster.

          b2) Form 8-K dated May 23, 1996 (filed May 30, 1996), regarding the following item:

               Item 5.  OTHER EVENTS

                  The Company announced on May 23, 1996 that it had begun testing in Washington of the first Internet-access product delivered by a wireless television company, and on May 29, 1996 had announced the 1995 fourth quarter and year end results.

          b3) Form 8-K dated June 27, 1996 (filed July 3, 1996), regarding the following item:

               Item 5.  OTHER EVENTS

                  The Company successfully transmitted digital video, audio programming and data signals on June 27, 1996 at a demonstration held in Rochester, New York for members of the financial community.

                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          SIGNATURE                        TITLE
DATE




/S/   JARED E. ABBRUZZESE          Chairman, Chief Executive Officer   August  8, 1996
     JARED E. ABBRUZZESE           and Director
                                   (Principal Executive Officer)



/S/   JAMES P. ASHMAN              Executive Vice President, Chief     August  8, 1996
       JAMES P. ASHMAN             Financial Officer and Director
                                   (Principal Financial Officer)



/S/     CRAIG J. KESSLER            Vice President and Controller      August  8, 1996
      CRAIG J. KESSLER              (Principal Accounting Officer)

