Form 10-K/A
period 1996-03-31
CAI WIRELESS SYSTEMS INC
filed 1996-08-19
CIK 914749

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

      The number of shares of Registrant's Common Stock outstanding on June 14, 1996 was 40,311,472.

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (c) The following exhibits are filed herewith or incorporated herein by reference as indicated:

                                                                                  Incorporation
                                                                                  by Reference
EXHIBIT NO.          DESCRIPTION                                                  (SEE LEGEND)
2.1                  Asset Purchase Agreement-New York System                     5-Exhibit 2
2.2                  Bott Acquisition Agreement                                   2-Exhibit 2
2.3                  Agreement  and  Plan  of Merger, as amended, by and          7-Exhibit 2.1
                       among CAI, CAI Merger Sub and ACS
2.4                  Agreement  and  Plan  of Merger by and among CAI, ECN and    7-Exhibit 2.2
                       ECNW dated as of March 28, 1995
2.5                  Asset Purchase Agreement by and among CAI, ECN and ECNMII    7-Exhibit 2.3
                       dated as of March 28, 1995
2.6                  Option Agreement dated March 28, 1996                        7-Exhibit 2.4
2.7                  Purchase  Agreement  by and between CAI and WCTV dated as    7-Exhibit 2.5
                       of March 28, 1995
2.8                  Purchase Agreement by and between CAI and AWS dated as of    7-Exhibit 2.6
                       March 28, 1995
2.9                  Agreement  and  Plan  of Merger by and among CAI, HRW and    7-Exhibit 2.7
                       the Minority Shareholders named therein, dated as of
                       March 28, 1995
2.10                 Participation    Agreement   among   Heartland   Wireless    9-Exhibit 2.1
                       Communications,  Inc.,  CAI  Wireless  Systems,  Inc.
                       and CS Wireless Systems, Inc. dated as of
                       December 12, 1995.
2.11                 Amendment No. 1 to Participation Agreement among            12-Exhibit 2.2
                       Heartland Wireless Communications, Inc., CAI Wireless
                       Systems, Inc., and CS Wireless Systems, Inc. dated as
                       of December 12, 1995.
3.1                  Amended and Restated Certificate of Incorporation of CAI     9-Exhibit 3.1
3.2                  Amended and Restated Bylaws of CAI                           9-Exhibit 3.2
4.1                  Form of Indenture for Senior Notes                           6-Exhibit 4.1
4.2                  First Supplemental Indenture                                11-Exhibit 4.1
4.3                  Form of Escrow Agreement among CAI and Chemical Bank        6-Exhibit 4.30
4.4                  Subordinated Unsecured Promissory Note dated August 31,     1-Exhibit 4.7
                       1993 by and between CAI and Hope E. Carter
4.5                  Promissory Note-Bott Family Trust                           2-Exhibit 4.1
4.6                  Guaranty and Security Agreement-Bott Family Trust           2-Exhibit 4.2
4.7                  Promissory Note-Bott                                        2-Exhibit 4.3
4.8                  Guaranty and Security Agreement-Bott                        2-Exhibit 4.4
4.9                  Term Note due May 9, 2005 in the principal amount of       14-Exhibit 4.9
                       $15.0 million issued to MMDS Holdings II, Inc.
4.10                 Term Note due May 9, 2005 in the principal amount of       14-Exhibit 4.10
                       $15.0 million issued to NYNEX Holding Company
10.1                 1993 Stock Option and Incentive Plan                        1-Exhibit 10.1, 3
10.2                 Form 1993 Incentive Stock Option Agreement                  1-Exhibit 10.2, 3
10.3                 Form of 1993 Non-Qualified Stock Option Agreement           1-Exhibit 10.3, 3
10.4                 Outside Director's Stock Option Plan                        1-Exhibit 10.4, 3
10.5                 Form of Outside Director's Stock Option Agreement           1-Exhibit 10.5, 3
10.6                 Employment Agreement dated March 21, 1996 by and between   14-Exhibit 10.6
                       Jared E. Abbruzzese and CAI

   ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K,
                                   continued

                                                                                      INCORPORATION
                                                                                      by Reference
EXHIBIT NO.               DESCRIPTION                                                 (SEE LEGEND)
10.7                      Letter Agreement dated October 13, 1993 by and between     1-Exhibit 10.10
                            Hampton Roads Wireless, Inc. and CAI
10.8                      Employment Agreement dated October 1, 1993 by and          1-Exhibit 10.9, 3
                            between George M. Williams and CAI and Amendment to
                            Employment Agreement dated December 15, 1993
10.9                      Master Sublease dated June 19, 1993 by and between Tri-    1-Exhibit 10.11
                            Mark Communications, Ltd. and George Bott
10.10                     Agreement between CAI and SNET                             1-Exhibit 10.14
10.11                     Consulting Agreement dated May 15, 1993 between Jared E.   1-Exhibit 10.7
                            Abbruzzese and CAI
10.12                     Business Relationship Agreement among CAI, its             7-Exhibit 10.13
                            Subsidiaries and BANX Affiliate dated as of March 28,
                            1995, as amended by Amendment Agreement No. 1
10.13                     Securities Purchase Agreement dated as of March 28, 1995   4-Exhibit 2
                            among CAI, its Subsidiaries and BANX Partnership,
                            including forms of Stage I and Stage II Warrants
10.14                     Stage I Warrant                                            8-Exhibit 4.19
10.15                     Stage II Warrant                                          14-Exhibit 10.15
10.16                     1995 Incentive Stock Plan                                 14-Exhibit 10.16
10.17                     Consulting and Employment Agreement dated as of January   14-Exhibit 10.17
                            1, 1996 between the Company and John Prisco
10.18                     Termination  Agreement  dated  February 23, 1996 between  14-Exhibit 10.18
                            CAI and Alan Sonnenberg
10.19                     Consulting Agreement dated February 23, 1996 between the  14-Exhibit 10.19
                            Company and Alan Sonnenberg
10.20                     Form of Lenders Warrant Agreement for James P. Ashman      1-Exhibit 4.2
                            with Form of Warrant Certificate attached thereto
10.21                     Form of Representative's Warrant Agreement with Form of    1-Exhibit 4.3
                            Warrant Certificate attached thereto
10.22                     Warrant Agreement dated August 30, 1993 between CAI and    1-Exhibit 4.13
                            Richard McKenzie
10.23                     Warrant Agreement dated August 30, 1993 between CAI and    1-Exhibit 4.14
                            Phil Hempleman
10.24                     Warrant Agreement dated September 10, 1993 between CAI     1-Exhibit 4.15
                            and John Oppenheimer
10.25                     Warrant Agreement dated August 30, 1993 between CAI and    1-Exhibit 4.16
                            Marc Howard
10.26                     Warrant Agreement dated September 10, 1993 between CAI     1-Exhibit 4.17
                            and Les Alexander
10.27                     Warrant Agreement dated November 9, 1993 between CAI and   1-Exhibit 4.26
                            Phil Hempleman
10.28                     Warrant Agreement dated November 9, 1993 between CAI and   1-Exhibit 4.27
                            Marc Howard
10.29                     Warrant Agreement dated November 9, 1993 between CAI and   1-Exhibit 4.28
                            Richard McKenzie
10.30                     Warrant Agreement dated November 9, 1993 between CAI and   1-Exhibit 4.29
                            John Oppenheimer
10.31                     Warrant Agreement dated November 9, 1993 between CAI and   1-Exhibit 4.30
                            Les Alexander

   ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, continued

                                                                                     INCORPORATION
                                                                                              by Reference
      EXHIBIT NO.                                   DESCRIPTION                      (SEE LEGEND)
  11.1                       Schedule Regarding Computation of Loss Per Share
                                                                                      14-Exhibit 11.1
  11.2                       Schedule Regarding Computation of Fully Diluted          14-Exhibit 11.2
                               Loss Per Common Share
  12.                        Statements re Computation of Ratios                      14-Exhibit 12
  21.                        Subsidiaries of the Registrant                           14-Exhibit 21
  23.2                       Consent of Coopers & Lybrand L.L.P.                      14-Exhibit 23.2
 <dagger>27.                 Financial Data Schedule

LEGEND

1               Incorporated by reference to the exhibits to the Registration Statement on  Form S-1
                  (No. 33-71662).
2               Incorporated by reference to exhibits to the Current Report on Form 8-K dated March 23,
                  1994 (0-22888)
3               Management contract or compensation plan or arrangement.
4               Incorporated by reference to the exhibits to the Schedule 13D of BANX Partnership dated
                  March 29, 1995, filed with the Commission on April 10, 1995.
5               Incorporated by reference to the exhibit to the Current Report on Form 8-K dated January
                  9, 1995 (0-22888).
6               Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (No.
                  33-93062).
7               Incorporated by reference to the exhibits to the Registration Statement on Form S-4 (No.
                  33-94222).
8               Incorporated by reference to the exhibits to the Annual Report on Form 10-K for March
                  31, 1995 (No. 0-22888).
9               Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for
                  September 30, 1995 (No. 0-22888).
10              Incorporated by reference to the exhibits to the Current Report on Form 8-K dated
                  December 12, 1995 (No. 0-22888).
11              Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for
                  December 31, 1995 (No. 0-22888).
12              Incorporated by reference to the exhibits to the Current Report on Form 8-K dated
                  February 23, 1996 (No. 0-22888).
13              The information is not included because the ratio is less than 1 and the earnings deficiency is included in the Selected Financial Data of CAI.
14              Incorporated by reference to the exhibits to the Annual Report on Form 10-K for March
                  31, 1996 (No. 0-22888).

<dagger>        Filed herewith.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

        SIGNATURE                          TITLE                     DATE


/S/JARED E. ABBRUZZESE           Chairman, Chief Executive Officer August 15, 1996
   Jared E. Abbruzzese           and Director
                                 (Principal Executive Officer)

/S/JAMES P. ASHMAN               Executive Vice President, Chief   August 15, 1996
   James P. Ashman               Financial Officer and Director
                                 (Principal Financial Officer)

/S/CRAIG J. KESSLER              Vice President and Controller     August 15, 1996
   Craig J. Kessler              (Principal Accounting Officer)

                             INDEX TO EXHIBITS



EXHIBIT NO.                 DESCRIPTION                            PAGE

27.                         Financial Data Schedule                7