Form 10-Q
period 1996-09-30
CAI WIRELESS SYSTEMS INC
filed 1996-11-05
CIK 914749

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


            x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1996

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

Yes       X    No   _____


Number of shares outstanding of each of registrant's class of common stock at October 31, 1996:


CLASS                                                       OUTSTANDING SHARES
Common Stock, no par value                                    40,384,787

                         PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                              SEPTEMBER 30              MARCH 31,
                                                  1996                    1996
                                              (UNAUDITED)                   *

               ASSETS

Cash and cash equivalents                      $  45,483,937             $103,263,094
Subscriber accounts receivable, less allowance
 for bad debts of $1,085,000 for September
 and $1,296,000 for March                          1,276,633                1,432,674
Prepaid expenses                                     625,795                  698,482
Property and equipment, net                       71,565,759               52,568,619
Wireless channel rights, net                     203,292,785              205,973,840
Investment in CS Wireless Systems, Inc.          105,525,153              113,054,069
Debt service escrow                               62,940,778               77,621,088
Goodwill                                         126,762,356              131,282,996
Loan acquisition costs, net                        9,838,309               10,631,263
Other assets                                       3,679,401                2,268,847

           Total Assets                         $630,990,906             $698,794,972

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Accounts payable                              $  9,688,020             $  8,244,577
  Accrued expenses                                12,395,825               10,186,37
  Senior debt                                    275,000,000              275,000,000
  Notes payable                                   37,160,004               43,434,667
  Wireless channel rights obligations             21,332,611               41,025,866
  Deferred income taxes                           26,410,000               35,410,000

                                                 381,986,460              413,301,484
Commitments

Mandatorily Redeemable Preferred Stock
  14% Senior convertible preferred stock
    (liquidation value  $70,000,000)              69,090,004               69,020,002
  Series A 8% redeemable convertible
    preferred stock (liquidation value
    $577,500)                                        577,500               18,050,000
  Accrued preferred stock dividends               12,001,374                5,812,562

Shareholders' Equity
  Preferred stock                                          -                        -
  Common stock, shares issued and outstanding
    March 31, 1996 - 37,829,482
    September 30, 1996 - 40,384,787              275,191,915              257,701,130
Accumulated deficit                             (107,856,347)             (65,090,206)

                                                 167,335,568              192,610,924

Total Liabilities and Shareholders' Equity      $630,990,906             $698,794,972


* Summarized from the Company's audited Consolidated Balance Sheet as of that date.

           See notes to condensed consolidated financial statements.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   SIX-MONTH                      THREE-MONTH
                                                 PERIODS ENDED                   PERIODS ENDED
                                    SEPTEMBER 30,         SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,
                                       1996                   1995             1996               1995
REVENUES                            $ 18,487,778          $  7,891,508     $  9,182,955       $ 3,899,641

Costs and expenses
  Programming and license              7,859,550             3,463,916        3,966,954         1,799,011
  Marketing                            1,226,017             1,764,780          651,412           718,777
  General and administrative          14,340,890             9,171,468        7,427,376         4,527,393
  Depreciation and amortization       16,550,788             5,589,886        8,455,561         2,980,961

                                      39,977,245            19,990,050       20,501,303        10,026,142

      Operating loss                 (21,489,467)          (12,098,542)     (11,318,348)       (6,126,501)

Other income (expense)
  Equity in net loss of affiliate     (7,800,000)                    -       (4,800,000)                -
  Interest income                      4,039,174               329,453        1,867,110           241,141
  Other income                            77,397                41,504           37,943             3,558
  Interest expense                   (20,304,553)           (3,808,507)     (10,143,719)       (1,868,229)

                                     (23,987,982)           (3,437,550)     (13,038,666)       (1,623,530)

     Loss before provision for
      income tax benefit and
      minority interest              (45,477,449)          (15,536,092)     (24,357,014)       (7,750,031)

Provision for income tax benefit       9,000,000                     -        4,500,000                 -

     Loss before minority interest   (36,477,449)          (15,536,092)    (19,857,014)        (7,750,031)

Minority interest in loss                      -               321,910               -             42,164

     Net loss                        (36,477,449)          (15,214,182)    (19,857,014)        (7,707,867)

Preferred stock dividend              (6,270,364)             (743,265)     (3,194,747)          (390,816)

     Loss applicable to common stock
      shareholders                   $(42,747,813)        $(15,957,447)   $(23,051,761)       $(8,098,683)

Loss per common share                  $  (1.08)             $  (0.98)       $   (0.57)         $   (0.48)

Average common and equivalent
  shares outstanding                   39,638,851           16,321,674      40,384,787         16,725,006



           See notes to condensed consolidated financial statements.

                       PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                              SIX-MONTH
                                                            PERIODS ENDED
                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                       1996                      1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $ (36,477,449)           $ (15,214,182)
  Adjustments to reconcile net loss to
   net cash used in operating activities
   Depreciation and amortization                      16,550,788                5,589,886
   Equity in net loss of affiliate                     7,800,000                        -
   Deferred income tax benefit                        (9,000,000)                       -
   Amortization of loan costs and other                  990,042                  871,769
   Minority interest in loss                                   -                 (321,910)
   Debt service escrow interest income                   835,968                        -
   Other                                                       -                  130,814
   Changes in assets and liabilities,
     net of effects from acquisitions
     Subscriber accounts receivable                      107,366                 (265,655)
     Other assets                                       (670,899)                 110,281
     Accounts payable and accrued expenses               694,115                  835,461

       Net cash used in operating activities         (19,170,069)              (8,263,536)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for companies, net of cash acquired                -              (77,153,085)
  Purchase of wireless channel rights                 (2,941,307)             (18,885,763)
  Purchase of property and equipment                 (22,152,837)              (4,391,687)
  Proceeds from the sale of property and equipment       463,900                  209,851
  Investment in CS Wireless                             (436,202)                       -
  Purchase of investments                                      -                 (250,000)
  Proceeds from the sale of investments               13,844,342                  208,858
  Loans to related parties                              (800,000)                       -
  Other                                                  (26,264)                (498,694)

        Net cash used in investing activities        (12,048,368)            (100,760,520)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of senior notes,
   other debt and warrants                                     -              307,931,686
  Payment of senior and other debt                   (26,549,127)             (34,044,261)
  Cash paid for debt service escrow                            -              (90,638,756)
  Proceeds from issuance of senior
   preferred stock and warrants                                -               70,000,000
  Debt financing costs paid                                    -               (1,750,568)
  Proceeds from issuance of common stock                       -                1,545,979
  Registry and other stock issuance costs paid                 -               (1,899,588)
  Other                                                  (11,593)                       -

         Net cash provided by (used in)
           financing activities                      (26,560,720)             251,144,492

        Net increase (decrease) in cash and
           cash equivalents                          (57,779,157)             142,120,436

Cash and cash equivalents, beginning                 103,263,094                1,201,932

Cash and cash equivalents, ending                 $   45,483,937            $ 143,322,368

           See notes to condensed consolidated financial statements

                       PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

      The condensed consolidated financial statements include the accounts of CAI Wireless Systems, Inc. and its wholly-owned subsidiaries (the "Company" or "CAI"). The balance sheets presented herein reflect the acquisitions of ACS Enterprises, Inc. and its subsidiaries ("ACS") and Eastern Cable Networks of Washington, Inc. ("ECNW") which were effective as of September 29, 1995. However, consistent with the purchase method of accounting, the statement of operations for the six and three-month periods ended September 30, 1995 do not include any operating activity of ACS or ECNW. A 54% owned subsidiary, CS Wireless Systems, Inc. ("CS") is accounted for on the equity method. Current summarized financial information regarding CS is presented in Note 3 below.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements.

      In the opinion of the Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.


Note 2.  Shareholders' Equity

      During the three-month period ended June 30, 1996, a total of 174,725 shares of 8% Series A Preferred Stock were converted into 2,481,990 shares of common stock, resulting in an increase of $17,472,457 in common stock. Also during that same period, warrants were exercised in a cashless transaction whereby 75,000 warrants were surrendered for 73,315 shares of common stock with a charge to accumulated deficit and a credit to common stock for $18,329, the warrant conversion value.


Note 3. Investment in CS Wireless Systems, Inc.

      The Company's equity in net loss of affiliate of approximately $7,800,000 is based on CAI's pro-rata share of CS Wireless Systems, Inc.'s net loss of $10,847,000 for the six-month period ended June 30, 1996, taking into account CAI's complete ownership prior to February 23, 1996, plus CAI's amortization of the excess of its cost less its pro-rata share of equity acquired over a fifteen year period as follows:

      CAI's share of  affiliate's net loss    $6,700,000
      Amortization of CAI's excess cost        1,100,000
        Equity in net loss of affiliate       $7,800,000

The summarized financial information disclosed below is extracted from CS Wireless Systems, Inc. unaudited historical June 30, 1996 financial statements.

                      PART I.   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment in CS Wireless Systems, Inc. (continued)

      The following is an unaudited condensed consolidated balance sheet of CS Wireless Systems, Inc. and Subsidiaries as of June 30, 1996:

    ASSETS

Cash and cash equivalents                                       $157,637,000
Subscriber receivables, net                                          683,000
Prepaid expenses and other                                           275,000
Plant and equipment, net                                          38,835,000
Wireless channel rights, net                                     166,918,000
Goodwill, net                                                     52,948,000
Debt issuance costs and other assets, net                          9,438,000

                                                                $426,734,000
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                         $    6,532,000
FCC Auction payable                                               14,328,000
Other liabilities                                                    574,000
Debt                                                             253,358,000
Deferred income taxes                                             13,006,000
                                                                 287,798,000
STOCKHOLDERS' EQUITY
Common stock                                                          10,000
Additional paid-in-capital                                       150,980,000
Accumulated deficit                                              (12,054,000)
     Total Stockholders' Equity                                  138,936,000

                                                                $426,734,000

                      PART I.   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment in CS Wireless Systems, Inc. (continued)

      The following is an unaudited condensed consolidated statement of operations of CS Wireless Systems, Inc. and Subsidiaries for the six months ended June 30, 1996:

<S
Revenues                                                   $   9,720,000
Operating expenses:
   Systems operations                                          8,275,000
   General and administrative                                  3,136,000
   Depreciation and amortization                               7,779,000
     Total operating expenses                                 19,190,000
     Operating loss                                           (9,470,000)
Other income (expense):
   Interest income                                             2,977,000
   Interest expense                                          (10,244,000)
     Total other income (expense), net                       ( 7,267,000)
     Loss before income taxes                                (16,737,000)
Income tax benefit                                             5,890,000
   Net loss                                                 $(10,847,000)

                       PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The statements contained in this Quarterly Report on Form 10-Q, including the exhibits hereto, which are not historical fact are "forward-looking statements" that involve various important assumptions, risks and other factors which could cause the Company's actual results for fiscal 1997 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the assumptions, risks and uncertainties set forth below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as other assumptions, risks, uncertainties and factors disclosed elsewhere in this Form 10-Q and the Company's other securities filings.

                                OPERATIONS

      As of September 30, 1996, CAI Wireless Systems, Inc. and Subsidiaries
(the  "Company"   or  "CAI")  had  approximately  80,900  wireless  systems'
subscribers as compared to 118,500 subscribers as of September 30, 1995, including subscribers from the acquisitions of ACS Enterprises, Inc.
("ACS")  and  Eastern  Cable Networks  of  Washington,  Inc.  ("ECNW")   on
September 29, 1995. Approximately 32,900 subscribers for September 30, 1995 are attributable to CS Wireless Systems, Inc. ("CS"), which became an unconsolidated subsidiary of the Company on February 23, 1996 upon the closing of the transactions contemplated by the Participation Agreement dated December 12, 1995, among the Company, CS and Heartland Wireless Communications, Inc. On a pro forma basis, giving effect to the ACS and ECNW acquisitions and the CS transaction as if such transactions had occurred on September 30, 1995, the Company would have had as of September 30, 1995 approximately 85,600 subscribers compared to 80,900 subscribers as of September 30, 1996.

      The net decrease in subscribers is due primarily to the New York System decrease of approximately 3,800 subscribers for the comparable periods. The New York system is losing subscribers to hardwire cable operators primarily due to its inferior channel capacity. This trend in New York will likely continue until CAI builds digital transmission facilities which are expected to provide greater channel capacity than the hardwire cable operators currently have.

      CAI has substantially completed construction of digital video delivery systems in Boston, Massachusetts and Hampton Roads, Virginia in anticipation of the implementation of the Business Relationship Agreement (the "BR Agreement") among CAI and affiliates of Bell Atlantic Corporation and NYNEX Corporation (the "BANX Affiliates") in those markets. The BANX Affiliates have not yet formally implemented the BR Agreement in any market, however, Bell Atlantic has recently announced its intention to begin providing video programming services in Hampton Roads using CAI's delivery system in early 1997 and NYNEX has announced a launch of the Boston system some time during the second quarter of 1997. Each of the BANX Affiliates has until September 1997 to make the election for any market in its operating territory specified in the BR Agreement. The option of Bell Atlantic and NYNEX to implement the BR Agreement in each market is within the sole discretion of Bell Atlantic and NYNEX, as applicable. The passage of the Telecommunications Act of 1996, enacted after the parties entered into the BR Agreement, may impact the decision of the BANX Affiliates to exercise their option to implement the BR Agreement.

      As a result of the construction experience in Boston and Virginia Beach, both CAI and the BANX Affiliates have proposed amendments to the BR Agreement including, but not limited to, the length of the option exercise period, the length of time within which CAI must build a digital video delivery system and the waiver of certain technical defaults under the BR Agreement, as well as proposed amendments concerning other aspects of the relationship. The parties have not yet reached a definitive agreement with respect to the proposed amendments, and there can be no assurance that such agreement will be reached. The Company's digital transmission facilities located in Boston and Norfolk/Virginia Beach are currently being tested by NYNEX and Bell Atlantic, respectively. The testing is not yet complete.

                       PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                      LIQUIDITY AND CAPITAL RESOURCES

      During the six-month period ended September 30, 1996, CAI expended approximately $22.2 million to purchase equipment, $19.2 million to fund operating activities of which $16.8 million represents senior note interest expense paid from the escrow account, $2.9 million to acquire wireless channel rights and $26.5 million to pay senior and other debt including $17.2 million against the amount due on the FCC MMDS license auctions. During this period, CAI funded its cash requirements out of existing cash balances. At September 30, 1996, CAI had cash and cash equivalents of approximately $45.5 million.

      Pursuant to the Company's capital expenditure plans for fiscal 1997, CAI is committed as of September 30, 1996 through open purchase orders to expend approximately $16.4 million primarily for capital expenditures associated with the development of digital transmission facilities. In addition, during the six-month period ending March 31, 1997, the Company is obligated to pay approximately $21.9 million in MMDS license auction fees, of which CS is obligated to reimburse CAI $4.1 million for licenses transferred to CS, and approximately $3.2 million of minimum license fees and lease payments.

      Management believes that the Company's growth plan will require additional funds during the 1997 fiscal year, especially if CAI determines to effect additional acquisitions or if the BANX Affiliates fails to exercise their options with respect to markets as contemplated by the BR Agreement. Such additional funds may take the form of debt or equity securities issuances, borrowings under loan arrangements or sales of assets including channel rights or wireless cable systems. CAI's ability to engage in financings, asset sales or acquisition transactions is limited by the contractual arrangements entered into with BANX Partnership, and significant transactions likely will require its prior consent. In addition, the Company's 12 1/4 % Senior Notes due 2002 (the "Senior Notes") impose similar restrictions on the incurrence of additional debt and on the ability to effect asset sales. There is no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

      In the event that such additional financings are not available to the Company, management can and will defer capital expenditures and other costs currently contemplated, including the deployment of Digital head-end equipment which will affect the Company's ability to implement its obligations under the BR Agreement. The present revenue stream and cash resources available to the Company are adequate to sustain the Company's needs into the first quarter of fiscal 1998 if such actions were taken. However, expansion plans would be adversely impacted. There is no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

                       PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           RESULTS OF OPERATIONS

SIX AND THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX AND THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1995

      CAI's total revenue was $18.5 million and $9.2 million for the six and three-month periods ended September 30, 1996 as compared to $7.9 million and $3.9 million for the six and three-month periods ended September 30, 1995, respectively. While the ACS and ECNW acquisitions were reflected in the balance sheet as of September 30, 1995, no operating activity was reflected until after September 29, 1995, the date of acquisition, pursuant to purchase accounting principles. Accordingly, the six and three-month periods of operations for the Philadelphia and Washington systems reflected in the 1996 period are not included in the comparable 1995 period.

      The Philadelphia and Washington systems (the "Acquired Systems") accounted for $11.5 million and $5.7 million of revenue for the six and three-month periods ended September 30, 1996, respectively. The revenue derived from the systems included in both the six and three-month periods ended September 30, 1996 and 1995 (the "Same Systems") decreased by $0.9 million and $0.5 million, respectively. The decrease in revenue is primarily attributable to decreased revenues in the New York system of $1.3 million for the six-month period and $0.6 million for the three-month period due to decreased subscribers offset by increases totaling $0.4 million and $0.1 million, respectively, due to growth of subscribers in other systems.

      Operating expenses of $40.0 million and $20.5 million for the six and three-month periods ended September 30, 1996 increased by $20.0 million and $10.5 million over the $20.0 million and $10.0 million reported for the six and three-month periods ended September 30, 1995, respectively. Depreciation and amortization accounted for $11.0 million and $5.5 million of the six and three-month period increases, respectively, substantially resulting from the ACS and ECNW acquisitions. Programming and license fees were up by $4.4 million for the six-month period ended September 30, 1996, also resulting from the Acquired Systems. The $0.5 million marketing expense decrease consists of a $0.7 million increase attributable to Acquired Systems, offset by a $1.2 million decrease attributable to the Same Systems, reflecting CAI's change from an aggressive growth strategy in the 1995 period to a limited growth strategy in the 1996 period, as the Company awaits the commercial availability of digital wireless subscriber equipment. General and administrative expenses increased by $5.2 million for the six-month period ended September 30, 1996, primarily attributable to the Acquired Systems.

      CAI's operating loss was $21.5 million and $11.3 million for the six and three-month periods ended September 30, 1996, or $9.4 million and $5.2 million higher, as compared to the six and three-month periods ended September 30, 1995 operating loss of $12.1 million and $6.1 million, respectively. While revenue increased by $10.6 million for the six-month period ended September 30, 1996, operating expenses also increased (by $20.0 million). However, after considering the non-cash depreciation and amortization increase discussed above, operating expenses requiring cash increased by $9.0 million while revenue increased by $10.6 million. For the three-month period ended September 30, 1996, operating expenses increased by $10.5 million of which non-cash depreciation and amortization accounted for $5.5 million of that increase, leaving operating expenses requiring cash increasing $5.0 million against a revenue increase of $5.3 million.

      CAI's six and three-month periods ended September 30, 1996 include a $7.8 million and a $4.8 million loss relating to CAI's investment in CS, representing its pro-rata share of CS's net loss for CS's six-month period ended June 30, 1996 and three-month period ended June 30, 1996, respectively. CAI acquired ACS Ohio, Inc., the predecessor of CS on September 29, 1995.

                       PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     RESULTS OF OPERATIONS (continued)

      Interest income was $4.0 million and $1.8 million for the six and three-month periods ended September 30, 1996 as compared to $0.3 million and $0.2 million for the six and three-month periods ended September 30, 1995. The increase is primarily due to interest earned on the Debt Service Escrow established in connection with the Company's offering of the Senior Notes and the investment of the cash remaining from the net proceeds of the Senior Notes offering and other concurrent September 29, 1995 transactions.

      Interest expense increased to $20.3 million and $10.1 million for the six and three-month periods ended September 30, 1996 up from $3.8 million and $1.9 million for the six and three-month periods ended September 30, 1995, a change of $16.5 million and $8.3 million, respectively, primarily due to interest expense incurred on the Senior Notes issued on September 29, 1995.

                       PART I. FINANCIAL INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Annual Meeting of Shareholders of CAI Wireless Systems, Inc. was held on October 16, 1996, for the purposes of electing a Board of Directors, approving a new 1996 Outside Directors' Stock Option Plan, and approving certain amendments to the Company's 1993 Stock Option and Incentive Plan.

      (b) All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                    Shares
                                    Voted            Shares
                                     "For"          "Withheld"

         Jared E. Abbruzzese      28,839,707      1,003,588
         John J. Prisco           28,839,807      1,003,488
         George M. Williams       28,839,807      1,003,488
         James P. Ashman          28,839,807      1,003,488
         Arthur C. Belanger       28,839,707      1,003,588
         Harold A. Bouton         28,839,807      1,003,488
         David M. Tallcott        28,791,707      1,051,588
         Alan Sonnenberg          28,839,807      1,003,488
         Robert D. Happ           28,839,807      1,003,488



      (c)  The other matters voted upon were as follows:

         The 1996 Outside Directors' Stock Option Plan was approved with the following vote:


         Votes For:             27,280,367
         Votes Against:          2,404,621
         Abstentions:               62,507
         Broker non-votes:          95,800

         The Amendments to the Company's 1993 Stock Option and Incentive Plan were approved with the following vote:


         Votes For:             22,531,807
         Votes Against:          7,115,671
         Abstentions:              100,017
         Broker non-votes:          95,800

                        PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      The Company issued the following media releases, each of which is attached hereto as an exhibit:

                                                           For details, see the
                                                           following exhibits:

      CAI RESPONDS TO RECENT SHARE PRICE VOLATILITY          Exhibit 99.1

      CAI WIRELESS SYSTEMS, INC. ANNOUNCES
      APPOINTMENT OF NEW OFFICER                             Exhibit 99.2


      CAI WIRELESS SYSTEMS, INC. TO COMMENCE
      LIMITED COMMERCIAL ROLL-OUT OF HIGH-SPEED
      INTERNET SERVICE                                       Exhibit 99.3


      CAI WIRELESS SYSTEMS, INC. FILES FOR FCC
      APPROVAL TO USE WIRELESS MMDS SPECTRUM
      FOR TWO-WAY FLEXIBLE USE                               Exhibit 99.4


                          PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

          The  following  Exhibits  are   filed  herewith  or  incorporated  by
reference as indicated:

                                                                      Incorporation
                                                                      by Reference     Page
EXHIBIT NO.            DESCRIPTION                                    (SEE LEGEND)     REFERENCE
   3.1                  Amended and Restated Certificat of            1-Exhibit 3.1
                          Incorporation of CAI
   3.2                  Amended and Restated Bylaws of CAI            1-Exhibit 3.2
<dagger>11.1            Schedule Regarding Computation of Loss Per                         17
                          Common Share
<dagger>11.2            Schedule Regarding Computation of Fully Diluted                    18
                          Loss Per Common Share
<dagger>27              Financial Data Schedule                                            19
<dagger>99.1            Media  Release  - CAI Responds to Recent Share                     20
                          Price Volatility
<dagger>99.2            Media  Release  - CAI Announces Appointment of                     22
                          New Officer
<dagger>99.3            Media  Release - CAI to Commence Limited                           23
                          Commercial Roll-Out of High-Speed Internet
                          Service
<dagger>99.4            Media Release - CAI files for FCC Approval to                      25
                          Use Wireless MMDS Spectrum for Two-Way
                          Flexible Use


 LEGEND

   1 Incorporated by reference to the exhibits to the Quarterly Report on Form
     10-Q for September 30, 1995.

   <dagger> Filed herewith

       (b) Reports on Form 8-K

          b1) Form 8-K dated June 27, 1996 (filed July 3, 1996), regarding the following item:

               Item 5.  OTHER EVENTS

                  The Company successfully transmitted digital video, audio programming and data signals on June 27, 1996 at a demonstration held in Rochester, New York, for members of the financial community.

          b2) Form 8-K dated August 12, 1996 (filed August 13, 1996), regarding the following item:

               Item 5.  OTHER EVENTS

                  The Company announces 1996 first quarter results on August 12, 1996.

                          PART II.  OTHER INFORMATION

          b3) Form 8-K dated September 16, 1996 (filed September 20, 1996), regarding the following item:

               Item 5.  OTHER EVENTS

                  The Company announced on September 16, 1996 that it will conduct a market trial of its high-speed wireless Internet access service in Rochester, NY, beginning by the end of September, and also announced on September 20, 1996 that all of its operating subsidiaries would subcontract all of their installation and service work to outside contractors in an effort designed to cut overhead costs and promote safety.

          b4) Form 8-K dated September 27, 1996 (filed September 27, 1996), regarding the following item:

               Item 5.  OTHER EVENTS

                  The BANX Affiliates have elected to extend the option exercise period with respect to all option service areas set forth in the Business Relationship Agreement, dated as of March 28, 1995, as amended (the "BR Agreement"), among CAI and the BANX Affiliates to the second anniversary of the Stage II Closing Date, as defined in the BR Agreement.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          SIGNATURE                         TITLE                       DATE


/S/   JARED E. ABBRUZZESE       Chairman, Chief Executive Officer   November 4, 1996
     JARED E. ABBRUZZESE           and Director (Principal Executive
                                   Officer)



/S/   JAMES P. ASHMAN           Executive Vice President, Chief     November 4, 1996
       JAMES P. ASHMAN             Financial Officer and Director
                                   (Principal Financial Officer)



/S/     CRAIG J. KESSLER         Vice President and Controller      November 4, 1996
      CRAIG J. KESSLER             (Principal Accounting Officer)


