Form 10-Q
period 1996-12-31
CAI WIRELESS SYSTEMS INC
filed 1997-02-07
CIK 914749

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

               For the quarterly period ended December 31, 1996

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

Yes       X    No   _____


Number of shares outstanding of each of registrant's class of common stock at January 31, 1997:


CLASS                                                       OUTSTANDING SHARES
Common Stock, no par value                                    40,540,539

                         PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,         MARCH 31,
                                                                     1996               1996
                                                                 (UNAUDITED)               *
                       ASSETS
Cash and cash equivalents                                        $19,038,921          $103,263,094
Subscriber accounts receivable, less allowance for bad
  debts of $1,053,000 for December and $1,296,000 for              1,137,205             1,432,674
  March
Prepaid expenses                                                     463,861               698,482
Property and equipment, net                                       72,518,407            52,568,619
Wireless channel rights, net                                     201,988,912           205,973,840
Investment in CS Wireless Systems, Inc.                           99,540,261           113,054,069
Debt service escrow                                               63,846,061            77,621,088
Goodwill, net                                                    124,502,036           131,282,996
Loan acquisition costs, net                                        9,441,832            10,631,263
Other assets                                                       2,540,619             2,268,847
Total Assets                                                    $595,018,115          $698,794,972

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
 Accounts payable                                             $    5,627,728          $  8,244,577
 Accrued expenses                                                 22,092,885            10,186,374
 Senior debt                                                     275,000,000           275,000,000
 Notes payable                                                    37,117,799            43,434,667
 Wireless channel rights obligations                               5,292,600            41,025,866
 Deferred income taxes                                            21,910,000            35,410,000
                                                                 367,041,012           413,301,484

Commitments and contingencies

Mandatorily Redeemable Preferred Stock
  14% Senior convertible preferred stock
  (liquidation value  $70,000,000)                                69,125,005            69,020,002

Series A 8% redeemable convertible preferred stock                         -            18,050,000
Accrued preferred stock dividends                                 15,260,826             5,812,562

                                                                  84,385,831            92,882,564
Shareholders' Equity
 Preferred stock                                                           -                     -
 Common stock, shares issued and outstanding
  March 31, 1996 - 37,829,482
  December 31, 1996 - 40,540,539                                 275,769,414           257,701,130
 Accumulated deficit                                            (132,178,142)          (65,090,206)
                                                                 143,591,272           192,610,924

Total Liabilities and Shareholders' Equity                      $595,018,115          $698,794,972

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    NINE-MONTH                     THREE-MONTH
                                                  PERIODS ENDED                   PERIODS ENDED
                                        DECEMBER 31,      DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                            1996              1995            1996             1995
REVENUES                               $ 27,737,756       $  20,843,394    $  9,249,978    $  12,951,843
Costs and expenses
  Programming and license                11,989,352           8,555,041       4,129,802        5,144,612
  Marketing                               1,790,734           2,874,222         564,717        1,118,087
  General and administrative             22,223,561          17,755,252       7,882,671        8,717,244
  Depreciation and amortization          24,729,986          17,321,653       8,179,198       11,731,767
                                         60,733,633          46,506,168      20,756,388       26,711,710

    Operating loss                      (32,995,877)        (25,662,774)    (11,506,410)     (13,759,867)

Other income (expense)
  Equity in net loss of affiliate       (13,000,000)                  -      (5,200,000)               -
  Interest income                         5,220,246           3,273,243       1,181,072        3,139,019
  Other income                               99,005              56,207          21,608           15,580
  Interest expense                      (30,316,613)        (13,788,657)    (10,012,060)      (9,980,621)
                                        (37,997,362)        (10,459,207)    (14,009,380)      (6,826,022)

    Loss before provision for income tax
     benefit and minority interest      (70,993,239)        (36,121,981)    (25,515,790)     (20,585,889)

Provision for income tax benefit         13,500,000           6,000,000       4,500,000        6,000,000

    Loss before minority interest       (57,493,239)        (30,121,981)    (21,015,790)     (14,585,889)

Minority interest in loss                         -             321,910               -                -

    Net loss                            (57,493,239)        (29,800,071)    (21,015,790)     (14,585,889)

Preferred stock dividend                 (9,576,367)         (3,095,286)     (3,306,003)      (2,352,021)

    Loss applicable to common stock
     shareholders                      $(67,069,606)       $(32,895,357)   $(24,321,793)    $(16,937,910)

Loss per common share                    $  (1.68)           $  (1.40)        $  (0.60)        $  (0.45)

Average common and equivalent
  shares outstanding                     39,915,020          23,517,014      40,464,356       37,829,482


           See notes to condensed consolidated financial statements.

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                             Nine-month
                                                                            periods ended
                                                                December 31,            December 31,
                                                                    1996                    1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $ (57,493,239)          $ (29,800,071)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                                  24,729,986              17,668,450
    Equity in net loss of affiliate                                13,000,000                       -
    Deferred income tax benefit                                   (13,500,000)             (6,000,000)
    Loan costs and discounts amortization                           1,487,172               1,357,500
    Minority interest in loss                                               -                (321,910)
    Debt service escrow interest income                               (69,315)             (1,282,833)
    Other                                                                   -                 130,814
    Changes in assets and liabilities,
       net of effects from acquisitions:
       Subscriber accounts receivable                                 246,794                (517,837)
       Other assets                                                   315,663                 (92,241)
    Accounts payable and accrued expenses                           9,646,300                 748,298
       Net cash used in operating activities                      (21,636,639)            (18,109,830)
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for companies, net of cash acquired                            -             (77,943,352)
   Purchase of wireless channel rights                             (4,642,709)            (24,314,941)
   Purchase of property and equipment                             (28,886,102)             (7,513,368)
   Proceeds from the sale of property and equipment                   497,023                 150,433
   Investment in CS Wireless                                          363,900                       -
   Purchase of investments                                                  -                (250,000)
   Proceeds from the sale of investments                           13,844,342                 208,858
   Loans to related parties                                          (800,000)                      -
   Collections from related parties                                   200,000                       -
   Other                                                               (1,205)             (1,786,279)
          Net cash used in investing activities                   (19,424,751)           (111,448,649)
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of senior notes, other debt
       and warrants                                                         -             307,931,686
   Payment of senior and other debt                               (43,139,640)            (33,250,000)
   Cash paid for debt service escrow                                        -             (90,638,756)
   Proceeds from issuance of senior preferred stock and warrants            -              70,000,000
   Debt financing costs paid                                                -              (2,212,549)
   Proceeds from issuance of common stock                                   -               1,545,979
   Registry and other stock issuance costs paid                             -              (3,223,005)
   Payment of related party debt                                            -                (100,000)
   Other                                                              (23,143)             (1,006,377)
          Net cash provided by (used in) financing activities     (43,162,783)            249,046,978
          Net increase (decrease) in cash and cash
               equivalents                                        (84,224,173)            119,488,499
Cash and cash equivalents, beginning                              103,263,094               1,201,932
Cash and cash equivalents, ending                               $  19,038,921           $ 120,690,431

          See notes to condensed consolidated financial statements

                    PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

      The condensed consolidated financial statements include the accounts of CAI Wireless Systems, Inc. and its wholly-owned subsidiaries (the "Company" or "CAI"). The balance sheets presented herein reflect the acquisitions of ACS Enterprises, Inc. and its subsidiaries ("ACS") and Eastern Cable Networks of Washington, Inc. ("ECNW") which were effective as of September 29, 1995. However, consistent with the purchase method of accounting, the statement of operations for the nine and three-month periods ended December 31, 1995 include the operations of ACS and ECNW from September 30, 1995. A 52% owned subsidiary, CS Wireless Systems, Inc. ("CS"), is accounted for on the equity method. Current summarized financial information regarding CS is presented in Note 3 below.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements.

      In the opinion of the Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.

Note 2. Shareholders' Equity

      During the nine-month period ended December 31, 1996, all of the shares of 8% Series A Preferred Stock were converted into 2,637,742 shares of common stock, resulting in an increase of $18,049,955 in common stock. Also during that same period, warrants were exercised in a cashless transaction whereby 75,000 warrants were surrendered for 73,315 shares of common stock with a charge to accumulated deficit and a credit to common stock for $18,329, the warrant conversion value.

Note 3. Investment in CS Wireless Systems, Inc.

      The Company's equity in net loss of affiliate of approximately $13,000,000 is based on CAI's pro-rata share of CS Wireless Systems, Inc.'s net loss of $19,334,000 for the nine-month period ended September 30, 1996, taking into account CAI's complete ownership prior to February 23, 1996, plus CAI's amortization of the excess of its cost less its pro-rata share of equity acquired over a fifteen year period as follows:

      CAI's share of  affiliate's net loss   $11,300,000
      Amortization of CAI's excess cost        1,700,000
            Equity in net loss of affiliate  $13,000,000

      The  summarized  financial  information   disclosed   below  is
extracted   from  CS  Wireless  Systems,  Inc.  unaudited  historical
September 30, 1996 financial statements.

                  PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Note 3. Investment in CS Wireless Systems, Inc. continued

      The following is an unaudited condensed consolidated balance sheet of CS Wireless Systems, Inc. and Subsidiaries as of September 30, 1996:

ASSETS
Cash and cash equivalents                              $136,844,000
Subscriber receivables, net                               2,232,000
Prepaid expenses and other                                  442,000
Plant and equipment, net                                 41,076,000
Wireless channel rights, net                            172,668,000
Goodwill, net                                            51,746,000
Debt issuance costs and other assets, net                10,302,000
 Total Assets                                          $415,310,000
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                $    6,773,000
FCC Auction payable                                       8,728,000
Other liabilities                                           644,000
Debt                                                    260,048,000
Deferred income taxes                                     8,668,000
                                                        284,861,000
STOCKHOLDERS' EQUITY
Common stock                                                 10,000
Additional paid-in-capital                              150,980,000
Accumulated deficit                                     (20,541,000)
 Total Stockholders' Equity                             130,449,000
                                                       $415,310,000

      The following is an unaudited condensed consolidated statement of operations of CS Wireless Systems, Inc. and Subsidiaries for the nine months ended September 30, 1996:

Revenues                                               $  15,994,000
Operating expenses:
 Systems operations                                        9,400,000
 General and administrative                                9,726,000
 Depreciation and amortization                            13,853,000
   Total operating expenses                               32,979,000
   Operating loss                                       ( 16,985,000)
Other income (expense):
 Interest income                                           4,907,000
 Interest expense                                        (17,490,000)
                                                        ( 12,583,000)
   Loss before income taxes                              (29,568,000)
Income tax benefit                                        10,234,000
   Net loss                                             $(19,334,000)

                    PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The statements contained in this Quarterly Report on Form 10-Q, including the exhibits hereto, relating to the Company's operating results, and plans and objectives of management for future operations, which are not historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including the receipt of regulatory approvals, the availability of new strategic partners and their willingness to enter into arrangements with the Company, the terms of such arrangements, the success of the Company's trials in various of its markets and its implementation of digital technology, subscriber equipment availability, tower space availability, absence of interference and the ability of the Company to redeploy or sell excess equipment, the assumptions, risks and uncertainties set forth below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein, as well as other factors contained herein and in the Company's other securities filings.

                             OPERATIONS

     As of December 31, 1996, CAI Wireless Systems, Inc. and Subsidiaries (the "Company" or "CAI") had approximately 76,400 wireless systems subscribers as compared to 119,000 subscribers as of December 31, 1995. Approximately 33,500 subscribers for December 31, 1995 are attributable to CS Wireless Systems, Inc. ("CS"), which became an unconsolidated subsidiary of the Company on February 23, 1996, upon closing of the transactions contemplated by the Participation Agreement dated December 12, 1995, among the Company, CS and Heartland Wireless Communications, Inc. On a pro forma basis, giving effect to the CS transaction as if such transaction had occurred on December 31, 1995, the Company would have had as of December 31, 1995 approximately 85,500 subscribers compared to 76,400 subscribers as of December 31, 1996.

     The 9,100 net decrease in subscribers is due primarily to the New York System decrease of approximately 4,500 subscribers, the Philadelphia System decrease of approximately 3,700 subscribers and other system net decreases of approximately 900 subscribers for the comparable periods. The New York System is losing subscribers to hardwire cable operators primarily due to the system's inferior channel capacity. This trend in New York is likely to continue. The Company has implemented a program to increase retention of subscribers in Philadelphia and other systems through an increase in installation fees, which the Company believes will increase subscriber commitment, and thus, retention. This retention policy has slowed subscriber additions. The decrease in subscribers experienced in the other systems was primarily due to a curtailment of marketing efforts in the nine-month period ended December 31, 1996, in anticipation of the then expected implementation of the BR Agreement which was suspended as described below.

      On December 12, 1996, CAI entered in a Modification Agreement (the "Modification Agreement") with various affiliates of Bell Atlantic Corporation and NYNEX Corporation, including NYNEX MMDS Company, Inc. and MMDS Holdings, Inc. (together, the "BANX Affiliates") and BANX Partnership. The Modification Agreement suspends the Business Relationship Agreement among CAI and the BANX Affiliates for one year, including the ability of each of the BANX Affiliates to elect to become the marketer and provider of wireless cable services within various markets located in their respective operating territories using CAI's wireless delivery platform. For the one-year suspension period, the Modification Agreement suspends the right of the BANX Affiliates to option these markets, and, therefore, relieves CAI of (i) its obligations to reserve its
Multichannel Multipoint Distribution Service (MMDS) spectrum for imminent use by the BANX Affiliates as a video delivery platform and
(ii) related construction obligations. All deadlines for construction and other obligations are tolled for one year and will be reinstated in the event that the BR Agreement is not terminated in accordance with its terms or the terms of the Modification Agreement.

                    PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

      In addition to suspending CAI's obligations under the BR Agreement for one year, the Modification Agreement provides CAI or its designee the right to acquire all, but not less than all, of the $100 million in CAI Securities (as defined below) held by BANX Partnership and its general partners. If notice to purchase the CAI Securities is received by BANX Partnership within the first 120 days after December 12, 1996, the purchase price is $121,000,000; if received in the next 120 days, the purchase price is $100,000,000, together with accrued interest and dividends, plus $10 million, and if notice is received in the balance of the year, the purchase price is $100,000,000, together with accrued interest and dividends, plus $20 million.

      The BANX Partnership's $100 million investment in CAI includes convertible debt and preferred stock and warrants (as more fully described below, the "CAI Securities") all of which, if fully converted and exercised, would result in the right to acquire up to
45%   of  the  equity  of  CAI.   In  connection  with  the arrangement,
the average per share exercise/conversion price of the CAI Securities is reduced from $8.19 to $5.31, on full conversion and exercise. The exercise price is subject to readjustment in certain events.

      In the event that CAI does not purchase the CAI Securities or cannot locate a third party purchaser to do so within the first 270 days after December 12, 1996, BANX Partnership has the right to sell the CAI Securities. If, after one year, the CAI Securities have not been purchased by CAI or a third party, the BR Agreement is reinstated. Upon the purchase of the CAI Securities, the BR Agreement terminates.

      In connection with the one-year suspension, CAI expects to expand the markets for which it is currently seeking regulatory approval for flexible use of its MMDS spectrum. To date, CAI has begun exploring mixed use of the spectrum for video, voice and data, including a commercial trial of a high speed Internet access service in Rochester, NY, where FCC has granted authority for a market trial of up to 500 customers. In addition, CAI has been granted authority to conduct a commercial market trial of up to 1,000 subscribers for high speed Internet access service in its New York City market. Most recently, CAI received permanent authority for two-way flexible use of five channels for 16 sites located around the Boston market. This authority represents the first of its kind awarded to an MMDS operator.

      The Company's digital video transport systems in Boston and Virginia Beach are two of the first state-of-the-art digital MMDS systems. CAI believes that 75% or better line-of-sight (LOS) targets can be obtained with minor modifications to these systems, including relocation of boosters and adjustments to the height of certain
antennas.   CAI has a definitive timetable to roll-out digital  video
and internet services in Boston during the summer of 1997, subject to the contractual availability of certain equipment and satellite use authorizations. CAI does not have a present timetable during which it may deploy a digital video service in Virginia Beach and may re-deploy
portions of the equipment in Boston to other  markets.   There  can  be  no
assurance that such services will be deployed.

      There can be no assurance that the Company will be granted permanent authority with respect to any of its pending applications or market trials, that any of the tests currently being conducted or contemplated by the Company will be successful or that the commercial deployment, if any, of any new products will be possible on a widespread basis or commercially successful. The Company intends to expand its applications for such use of its MMDS spectrum in other markets and to seek strategic relationships with companies in aligned industries in these markets, although there can be no assurance that such applications will be granted or that such relationships will materialize.

                    PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED


      The Company is vacating certain of its booster transmitter locations in Boston. In connection with such action, the Company is removing certain transmission and other portable equipment from such locations and abandoning certain leasehold improvements. Excess equipment will be held for other CAI markets to be built out where permitted pursuant to duly received regulatory approval or made available for sale. There can be no assurance that the Company will apply for and receive any and all regulatory approvals necessary for the build out of other CAI markets. CAI anticipates that it will incur a loss, not expected to exceed $1 million, through the abandonment of leasehold improvements, lease terminations, installation costs and removal costs, however, there can be no assurance that such loss will not exceed $1 million.

                   LIQUIDITY AND CAPITAL RESOURCES

      During the nine-month period ended December 31, 1996, CAI expended approximately $28.9 million to purchase equipment, $21.6 million to fund operating activities, $4.6 million to acquire wireless channel rights and $43.1 million to pay senior and other debt including $32.9 million against the amount due on the FCC MMDS License auctions. During this period, CAI funded its cash requirements out of existing cash balances. At December 31, 1996, CAI had cash and cash equivalents of approximately $19.0 million.

      Pursuant to the Company's capital expenditure plans for fiscal 1997, CAI is committed as of December 31, 1996 through open purchase orders to expend approximately $7.1 million primarily for capital expenditures associated with the development of digital transmission facilities. In addition, during the three-month period ending March 31, 1997, the Company is obligated to pay approximately $2.2 million in MMDS license auction fees, of which CS is obligated to reimburse CAI $0.7 million for licenses transferred to CS, and approximately $1.6 million of minimum license fees and lease payments.

      The Company's operating plans, including digital video, two-way voice and data, Internet and Intranet access services and testing, will require additional funds during the first quarter of fiscal year 1998. Such additional funds may take the form of debt or equity securities issuances, borrowings under loan arrangements or sales of assets including channel rights or wireless cable systems. CAI's ability to engage in financings, asset sales or acquisition transactions is limited by the contractual arrangements entered into with BANX Partnership, and significant transactions likely will require its prior consent. In addition, the Company's 12 1/4 % Senior Notes due 2002 (the "Senior Notes") impose similar restrictions on the incurrence of additional debt and on the ability to effect asset sales. Currently, the Company is actively seeking to obtain $25 million to $50 million of interim collateralized financing by April 1997 and to secure longer term financing through obtaining a new strategic partner(s) to replace the BANX Partnership. Although certain qualified parties have expressed strong interest in providing interim financing to the Company, CAI has not yet reached a definitive agreement with any such qualified party. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. Failure to obtain additional financings or consummate asset sales will have a material adverse effect on the Company.

                    PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

                        RESULTS OF OPERATIONS

      The following tables illustrate the changes discussed below in the management's discussion of the results of operations.

                                                  OPERATING REVENUES (in millions of dollars)

                                     NINE MONTHS ENDED DECEMBER 31,         THREE MONTHS ENDED DECEMBER 31,
                                      1996       1995      CHANGE            1996      1995       CHANGE
Same systems                         $10.3       $11.5      $(1.2)          $ 3.4     $ 3.7        $(0.3)
Acquired systems (FY 96)               n/a         n/a         -              5.8       6.0         (0.2)
   Total same systems                 10.3        11.5       (1.2)            9.2       9.7         (0.5)
Acquisitions & disposals:
 Acquired Systems (FY 96)             17.4         6.0       11.4             n/a       n/a           -
 Disposed Systems (FY 96)               -          3.3       (3.3)             -        3.3         (3.3)
   Total operating revenues          $27.7       $20.8       $6.9           $ 9.2     $13.0        $(3.8)


                                                  OPERATING EXPENSES (in millions of dollars)
                                     NINE MONTHS ENDED DECEMBER 31,         THREE MONTHS ENDED DECEMBER 31,
                                      1996         1995        CHANGE        1996      1995       CHANGE
S>
Same systems                        $20.4        $24.2         $(3.8)       $ 6.7     $ 7.6       $(0.9)
Acquired systems (FY 96)              n/a          n/a            -           8.5       8.7        (0.2)
Corporate operations                 14.5          8.5           6.0          5.6       5.3         0.3
   Total same operations             34.9         32.7           2.2         20.8      21.6        (0.8)
Acquisitions & disposals:
  Acquired Systems (FY 96)           25.8          8.7          17.1          n/a       n/a          -
  Disposed Systems (FY 96)             -           5.1          (5.1)          -        5.1        (5.1)
   Total operating expenses         $60.7        $46.5         $14.2        $20.8     $26.7       $(5.9)


 NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS
                   ENDED DECEMBER 31, 1995

      CAI's revenue increased $6.9 million ($27.7 million FY 1997; $20.8 million FY 1996) in the nine-month period ended December 31, 1996 over the same period in the prior year. The increase resulted primarily from the acquisition of ACS Enterprises, Inc. ("ACS"), with operating systems in Philadelphia, Cleveland, and Bakersfield, and the acquisition of Eastern Cable Networks of Washington, Inc. ("ECNW"), with an operating system in Washington D.C. Both acquisitions were made on September 29, 1995. Revenue from operations that were owned throughout both nine-month periods ("Same Systems") decreased $1.2 million ($10.3 million FY 1997; $11.5 million FY 1996) in the nine-month period ended December 31, 1996 from the same period in the prior year, primarily due to the decrease in the number of subscribers mentioned above. During December 1996, CAI instituted a $2 per subscriber rate increase that is expected to increase the average revenue per subscriber; however, this may cause additional net losses of subscribers.

                PART I. FINANCIAL INFORMATION


ITEM  2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS  OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS CONTINUED

      Operating expenses were $60.7 million and $46.5 million for the nine months ended December 31, 1996 and 1995, respectively. The $14.2 million increase is attributable primarily to increases in (1) system operations of acquired systems (ACS and ECNW) of $7.7 million ($15.9 million FY 1997; $8.2 million FY 1996), excluding depreciation and amortization, due to nine months of operations of the Philadelphia and Washington systems in FY 1997 versus only three months of the Philadelphia, Washington, Cleveland, and Bakersfield systems in FY 1996; (2) general and administrative corporate operations of $1.9 million ($5.7 million FY 1997; $3.8 million FY 1996) primarily due to increased staffing and effort to maintain a larger operation, developing digital markets, and developing other potential uses of the wireless channel rights; and (3) depreciation and amortization of $7.4 million ($24.7 million FY 1997; $17.3 million FY 1996) primarily due to the acquisition of ACS and ECNW fixed assets, wireless channel rights, and goodwill; offset by a decrease in marketing costs of the Same Systems of $1.5 million ($.6 million FY 1997; $2.1 million FY 1996) due to a concentrated effort to reduce marketing costs and limit subscriber growth in light of the then anticipated implementation of the BR Agreement with BANX.

      CAI has a $13.0 million equity in net loss of affiliate in the nine months ended December 31, 1996, relating to its 52% investment in CS. In the prior year, CAI's operating systems contributed to CS on February 23, 1996 were fully consolidated in the operating results of CAI's third fiscal quarter of FY 1996.

      Interest income increased $1.9 million ($5.2 million FY 1997; $3.3 million FY 1996) for the nine-month period ended December 31, 1996 compared to the same period in the prior year. The increase is primarily due to interest earned on the Debt Service Escrow established in connection with The Company's offering of 12.25% Senior Notes Due 2002 and the investment of the cash remaining from the net proceeds of the Senior Notes offering and other concurrent September 29, 1995 transactions. Interest income has steadily decreased since the Debt Service Escrow and investments have been used to fund debt service, project costs, capital purchases, and operating deficits.

      Interest expense increased $16.5 million ($30.3 million FY 1997; $13.8 million FY 1996) for the nine-month period ended December 31, 1996 compared to the same period in the prior year. The increase is primarily due to interest expense incurred on the Senior Notes issued on September 29, 1995.

                PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS CONTINUED

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS
ENDED DECEMBER 31, 1995

      CAI's revenue decreased $3.8 million ($9.2 million FY 1997; $13.8 million FY 1996) in the three-month period ended December 31, 1996 over the same period in the prior year. The decrease resulted primarily from the spin off of operating systems in Cleveland and Bakersfield to CS. Same Systems decreased $.5 million ($9.2 million FY 1997; $9.7 million FY
1996) in the three-month period ended December 31, 1996 from the same period in the prior year, primarily due to the decrease in the number of subscribers mentioned above.

      Operating expenses were $20.8 million and $26.7 million for the three months ended December 31, 1996 and 1995, respectively. The $5.9 million decrease is attributable primarily to the spin off of operating systems to CS representing $5.1 million of expenses in the three-month period ended December 31, 1995.

      CAI has a $5.2 million equity in net loss of affiliate in the three months ended December 31, 1996, relating to its 52% investment in CS. In the prior year, CAI's operating systems contributed to CS on February 23, 1996 were fully consolidated in the operating results of CAI's third fiscal quarter ending December 31, 1995.

      Interest income decreased $2.0 million ($1.2 million FY 1997; $3.2 million FY 1996) for the three-month period ended December 31, 1996 compared to the same period in the prior year. The decrease is primarily due to CAI owning fewer assets earning interest since the Debt Service Escrow and investments have been used to fund debt service, project costs, capital purchases, and operating deficits.

                        PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      During the quarter ended December 31, 1996 and later periods, the Company was named in four class action lawsuits, each alleging various violations of the federal securities laws. The lawsuits were filed in the United States District Court for the Northern District of New York. The complaints name the Company, certain directors of CAI, as well as a significant shareholder in the Company and its members as defendants.

      Plaintiffs in each of the lawsuits allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, during various Class Periods beginning on May 23, 1996 and ending on various dates, the latest of which being December 13, 1996. Plaintiffs claims arise out of alleged material misstatements and omissions in the Company's public disclosures during the various Class Periods, which produced a scheme to inflate the price of CAI securities enabling the individual defendants to sell CAI securities at such inflated prices.

      Plaintiffs are seeking to be declared a plaintiff class action, unspecified damages and fees and expenses.

      The Company has denied the allegations in each of the Complaints, does not believe that the lawsuits have merit and intends to vigorously defend the actions.

                 PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Annual Meeting of Shareholders of CAI Wireless Systems, Inc. was held on October 16, 1996, for the purpose of electing a Board of Directors, approving a new 1996 Outside Directors' Stock Option Plan, and approving certain amendments to the Company's 1993 Stock Option and Incentive Plan.

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

                  PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits

         The following Exhibits are filed herewith or incorporated by reference as indicated:

                                                                Incorporation
                                                                by Reference     Page
EXHIBIT NO.             DESCRIPTION                             (SEE LEGEND)     REFERENCE
        3.1      Amended and Restated Certificate of
                  Incorporation of CAI                          1-Exhibit 3.1

        3.2      Amended and Restated Bylaws of CAI             1-Exhibit 3.2

<dagger>10.      Modification Agreement dated December 12,                        18-27
                  1996, among the Registrant and various
                  affiliates of Bell Atlantic Corporation and
                  NYNEX Corporation

<dagger>11.1     Schedule Regarding Computation of Loss                             28
                  Per Common Share

<dagger>11.2     Schedule Regarding Computation of Fully                            29
                  Diluted Loss Per Common Share

<dagger>27.      Financial Data Schedule                                            30

       99.1      Media Release - CAI announces 1996 second     2-Exhibit 99.1
                  quarter and six-month results.

       99.2      Media Release - CAI responds to class action  3-Exhibit 99.1 lawsuit.

       99.3      Media Release - CAI responds to recent news.  3-Exhibit 99.2

       99.4      Media Release - CAI receives first FCC market 3-Exhibit 99.3 trial approval to use wireless cable
                  spectrum for two-way services

LEGEND
        1   Incorporated by reference to the exhibits to the Quarterly Report on
             Form 10-Q for September 30, 1995.
        2   Incorporated by reference to the exhibits to the Current Report on
             Form 8-K dated November  6,1996.
        3   Incorporated by reference to the exhibits to the Current Report on
             Form 8-K dated November 25, 1996.
   <dagger> Filed herewith.

                  PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K CONTINUED

      b) Reports on Form 8-K

         b1) Form 8-K dated November 5, 1996 (filed November 6, 1996), regarding the following item:

             Item 5. OTHER EVENTS

                  The Company announces 1996 second quarter and six-month results on November 5, 1996 (see exhibit 99.1).

         b2) Form 8-K dated November 25, 1996 (filed January 3, 1997), regarding the following item:

             Item 5.  OTHER EVENTS

                  CAI Wireless Systems, Inc. (CAI) entered into a Modification Agreement dated December 12, 1996 with
                  affiliates of Bell  Atlantic Corporation   and   NYNEX
                  Corporation (the "RBOCs") pursuant to which the Business Relationship Agreement among the parties has been suspended for one year and CAI or its designee has been granted an option to purchase the $100 million RBOC investment in CAI (see Exhibit 10.).

                  CAI announced that it has retained J. P. Morgan Securities Inc. and Smith Barney Inc. to act as financial advisors to CAI in connection with exploring strategic alternatives for the Company.

                  CAI has been named in a class action lawsuit alleging various violations of the federal securities laws.

                  In addition, the Company issued three news releases at various times. see exhibits 99.1 (news release on November 25, 1996),
                  99.2 (news release on December 6, 1996), and 99.3 (news release on December 16, 1996).

                          SIGNATURES

      Pursuant to the requirements of the Securities Exchange
Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          SIGNATURE                         TITLE                          DATE



/S/  JARED E. ABBRUZZESE        Chairman, Chief Executive Officer         February 5, 1997
     JARED E. ABBRUZZESE         and Director (Principal Executive
                                 Officer)



/S/     JAMES P. ASHMAN          Executive Vice President, Chief          February  5, 1997
        JAMES P. ASHMAM           Financial Officer and Director
                                  (Principal Financial Officer)



/S/     CRAIG J. KESSLER          Vice President and Controller           February 5, 1997
        CRAIG J. KESSLER           (Principal Accounting Officer)

