Form 10-K
period 1997-03-31
CAI WIRELESS SYSTEMS INC
filed 1997-06-30
CIK 914749

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the fiscal year ended March 31, 1997

                                      OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from _______ to ________

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

Securities Registered Pursuant to Section 12(b) of the Act:


    Title of each class                          Name of each exchange on which registered

         None

          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, No Par Value
                               (Title of class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes   X      No ____.

      Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (

      The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 25, 1997 was approximately $47,250,000.

      The number of shares of Registrant's Common Stock outstanding on June 25, 1997 was 40,540,539.

                              PART I


      THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THE EXHIBITS HERETO, RELATING TO CAI'S FUTURE OPERATIONS MAY CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AND MAY BE AFFECTED BY A NUMBER OF FACTORS INCLUDING THE AVAILABILITY OF NEW STRATEGIC PARTNERS AND THEIR WILLINGNESS TO ENTER INTO ARRANGEMENTS WITH CAI, THE TERMS OF SUCH ARRANGEMENTS, THE ABILITY OF CAI TO ACHIEVE THE OPERATING BENCHMARKS NECESSARY TO RECEIVE THE BALANCE OF THE FUNDS CONTEMPLATED BY CAI'S INTERIM CREDIT FACILITY, THE SUCCESSFUL LAUNCH OF A DIGITAL SUBSCRIPTION VIDEO BUSINESS, THE RECEIPT OF REGULATORY APPROVALS FOR ALTERNATIVE USES OF ITS MMDS SPECTRUM, THE SUCCESS OF CAI'S TRIALS IN VARIOUS OF ITS MARKETS, THE COMMERCIAL VIABILITY OF ANY ALTERNATIVE USE OF MMDS SPECTRUM, CONSUMER ACCEPTANCE OF ANY NEW PRODUCTS OFFERED OR TO BE OFFERED BY CAI, SUBSCRIBER EQUIPMENT AVAILABILITY, TOWER SPACE AVAILABILITY, ABSENCE OF INTERFERENCE AND THE ABILITY OF CAI TO REDEPLOY OR SELL EXCESS EQUIPMENT, THE ASSUMPTIONS, RISKS AND UNCERTAINTIES SET FORTH HEREIN, INCLUDING IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AS WELL AS OTHER FACTORS CONTAINED HEREIN AND IN CAI'S SECURITIES FILINGS.


ITEM 1.  BUSINESS

OVERVIEW

      CAI Wireless Systems, Inc. ("CAI" or the "Company") is a leading developer, owner and operator of wireless telecommunications transport systems utilizing Multichannel Multipoint Distribution Services ("MMDS") spectrum, in terms of number of subscription television subscribers and number of Estimated Total Service Area households. In CAI's 14 primary markets, there are a total of 16,135,174 Estimated Total Service Area households, of which the Company estimates they have the ability to serve between 70% and 90% of such homes.
Initially, the Company focused on the development of MMDS subscription television systems in major metropolitan markets, primarily in the Northeast and Mid-Atlantic regions of the United States. More recently, the Company has begun to explore alternative uses of its MMDS spectrum and has pursued development of other lines of business, including high speed Internet and intranet access, as well as digital video and fixed wireless telephony services. CAI had approximately 66,500 subscribers as of June 21, 1997.

      MMDS subscription television programming, and other MMDS-based telecommunications transport services, are transmitted through the air via microwave frequencies from a central transmission facility to a small receiving antenna at each subscriber's location, and requires a line-of-sight ("LOS") path between the transmit point to the receive antenna. Therefore, in communities with tall trees, hilly terrain, tall buildings or other obstructions in the transmission path, MMDS transmission can be difficult or impossible to receive at certain locations without the use of low power signal repeaters (known as "beambenders") or signal boosters, which retransmit an otherwise blocked signal over a limited area. The use of beambenders and/or signal boosters increases the costs per subscriber.

      MMDS spectrum is regulated by the Federal Communications Commission ("FCC"), which governs, among other things, the issuance, renewal, assignment, transfer and modification of licenses necessary for MMDS systems to operate. "MMDS" is the vernacular term used to describe CAI's business and includes both MMDS and Multichannel Distribution Service ("MDS") channels, as well as Instructional Television Fixed Service ("ITFS") channels. To date, the MMDS spectrum has been licensed by the FCC for one-way video and data transmission on an industry-wide basis. In addition, CAI has applied for and received a variety of authorizations from the FCC for fixed, flexible use of its MMDS spectrum in certain of CAI's markets. The Company has received from the FCC
(i) authorization for a market trial of up to 500 customers for CAI's high speed one-way Internet access product (which uses a telephone line for the return path) in Rochester, New York, (ii) authorization for a market trial of up to 1,000 customers for CAI's high speed one-way Internet access product in New York City, (iii) permanent authorization for fixed, two-way flexible use of five channels for 16 customer sites located in and around the Boston market, and (iv) authorization from the FCC to utilize its MMDS spectrum in Pittsburgh, PA for a variety of tests, including the simulation of a commercial roll-out of fixed, two-way services to customers located within a 20-mile radius of CAI's main transmission facility in Pittsburgh. The Company has also received developmental authorization to test fixed, flexible two-way uses on two channels located in its Hartford, Connecticut market; however, the Company does not have any plans to conduct any testing in this market at this time.

      CAI is a Connecticut corporation. Its principal executive offices are located at 18 Corporate Woods Boulevard, 3rd Floor, Albany, New York 12211. CAI's telephone number is (518) 462-2632. CAI also maintains offices at 101
Ponds Edge  Drive, Suite 300, Chadds  Ford,  PA   19317,  at  which  its
operational headquarters,   including   the  President  and  Chief  Operating
Officer and (beginning in July 1997) the Company's accounting department are located, and at 2101 Wilson Boulevard, Suite 100, Arlington, VA 22201, at which the Company's engineering and regulatory affairs departments are located. Unless the context indicates otherwise, all references to the "Company" or "CAI" refer collectively to CAI Wireless Systems, Inc. and its subsidiaries.

RECENT FINANCIAL DEVELOPMENTS

     CAI's recurring losses, restrictions on its ability to obtain additional financing, and substantial commitments, raise substantial doubt about CAI continuing as a going concern. For the year ending March 31, 1998, the Company is obligated to pay approximately $8,500,000 in minimum license fees and operating lease payments, approximately $1,100,000 in MMDS license auction fees, in addition to funding operating losses. Management estimates that the present revenue stream and cash resources available to the Company, including amounts available to CAI under its recently-obtained credit facility (described below), are adequate to sustain the Company's needs through December 1997.

      A significant portion of CAI's current subscription television operations and MMDS spectrum rights were acquired from various third parties in a series of transactions consummated throughout 1995 and the first half of 1996, and, prior to being acquired by CAI, were not operated in conjunction with one another. Consequently, there is limited historical financial information regarding CAI's current operations. In addition, and subject to regulatory approval and successful completion of testing, the Company intends to expand its business to include not only subscription video delivery, but also one-way Internet access services and fixed, flexible two-way uses of its MMDS spectrum. Because these alternative uses of the MMDS spectrum are in the early stages of development, the Company has no operating history for any such alternative uses of the MMDS spectrum, and given CAI's limited operating history, there is no assurance that CAI can commercially deploy such alternative uses on a wide-spread basis, that it will be able to achieve positive cash flow from any operating activities and that it can compete successfully in the subscription television industry or in the data transmission or telephony delivery industries.

      CAI has incurred net losses since inception (1991) of approximately $147 million through March 31, 1997 and expects to realize additional net losses on a consolidated basis while it develops and expands its MMDS systems. Additionally, CAI has substantial indebtedness, and beginning in 1999, will have significant debt service requirements. As of March 31, 1997, CAI had outstanding consolidated long-term debt of approximately $312 million, and shareholders' equity of approximately $115 million. On June 6, 1997, the Company closed a $30 million interim credit facility provided by Foothill Capital Corporation and affiliates of Canyon Capital Management, L.P. (the "Interim Debt Lenders"). The credit facility is governed by the terms of a Loan and Security Agreement dated as of May 16, 1997 (the "LSA") and is comprised of $25 million of two-year term debt, of which $10 million was made available to CAI at the closing and is currently outstanding. The balance of the term debt will be made available to CAI upon the achievement of certain agreed-upon operational benchmarks. In addition to the term debt, there is a two-year $5 million revolving loan, of which $3 million was made available by the Interim Debt Lenders to CAI at the closing, with the balance of such revolving loan to be made available upon the achievement of certain other agreed-upon operational benchmarks. There can be no assurance that the Company will be able to achieve the operational benchmarks or, if achieved, such achievement will be timely, thus providing the Company with access to such loan proceeds. As of June 24, 1997, the Company had not yet borrowed any amount against the revolving loan. In addition to the foregoing indebtedness, CAI has $70 million of mandatorily redeemable preferred stock outstanding having a priority as to dividends and a liquidation preference over the Shares of Common Stock.

      Pursuant to CAI's debt instruments, CAI is restricted from incurring additional indebtedness (except in connection with purchases of goods and services in the ordinary course of business and other ordinary course indebtedness permitted thereunder, granting liens to secure repayment of indebtedness, making investments (other than investments specifically permitted thereunder), pay dividends, dispose of assets, enter into any merger, consolidation, reorganization, or recapitalization plan, retire long-term debt, or make any acquisitions without the prior consent of the lenders. Further, in accordance with the LSA, the Company is required to maintain minimal levels of net worth and number of subscribers, and is limited with respect to the amount of annual capital expenditures. Such debt instruments and preferred stock and the restrictions contained therein will have several important consequences on CAI's future operations, including, but not limited to the following: (i) CAI will incur significant interest expense and principal repayment obligations;
(ii) CAI's ability to obtain additional financing, including the balance of proceeds contemplated by the interim financing,  in  the future, as needed, may be limited; (iii) CAI's leveraged position and the covenants contained in such debt instruments and preferred stock could limit CAI's ability to compete as well as its ability to expand and make capital improvements; (iv) CAI's substantial leverage will make it more vulnerable to economic downturns, limit its ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions; and (v) CAI's substantial leverage will affect the extent to which the Company can implement its plans to exploit its MMDS spectrum, including, without limitation, development of fixed, flexible two-way alternative uses of MMDS spectrum in any of CAI's markets. In addition, such debt instruments and the terms of such preferred stock contain provisions that obligate CAI to redeem or offer to purchase such securities for specified premiums in the event of a change of control of CAI and certain similar events.

      The Company is seeking longer term financing through arrangements with strategic partner(s) interested and willing to participate with the Company in the development of its operating systems and various alternative uses of its MMDS spectrum. Much of the Company's business plan relating to fixed, flexible use of the MMDS spectrum is dependent upon CAI securing a new strategic partner to provide to CAI the necessary capital resources, as well as engineering and other expertise, and subscribers for such flexible-use services. There can be no assurance that the Company will be able to secure any additional financings or strategic relationships on terms and conditions satisfactory to the Company, if at all. Failure to obtain such financings and relationships will have a material adverse effect on the Company. Further, there can be no assurance that, even with additional financing, new strategic partner(s) and receipt of all necessary regulatory authorizations, the Company will be able to launch fixed, flexible two-way uses of its MMDS spectrum in a commercially successful manner.

AMENDED RELATIONSHIP WITH BELL ATLANTIC AND NYNEX

      Through a series of amendments to the investment and business relationship agreements among the Company and affiliates of Bell Atlantic Corporation ("Bell Atlantic") and NYNEX Corporation ("NYNEX"), the Company has been granted the right to purchase the $30 million of BANX Term Notes (as defined below), $70 million of Senior Preferred Stock (as defined below) and BANX Warrants (as defined below, and together with the BANX Term Notes and the Senior Preferred Stock, the "CAI Securities") for an aggregate purchase price of $40 million and the issuance of 100,000 shares of a series of CAI junior preferred stock having a liquidation value of $30 million. The right to purchase the CAI Securities has been granted to CAI through February 28, 1998 (the "Option Period"), and CAI must give notice to Bell Atlantic and NYNEX of its election to exercise this right no later than November 21, 1997. The amendments also relieve CAI from any of its obligations under the BR Agreement (as defined below) with respect to its Boston, MA, Pittsburgh, PA and Albany, Syracuse and Buffalo, NY markets with the same effect as such markets had never been subject to the BR Agreement, and suspend, through February 28, 1998, CAI's obligations under the BR Agreement with respect to the remaining markets contemplated by the BR Agreement. Upon consummation of the purchase of the CAI Securities, the BR Agreement will terminate as to such remaining markets. In addition, Bell Atlantic and NYNEX have granted to CAI an irrevocable proxy during the Option Period with respect to the approximately 10% interest held by Bell Atlantic and NYNEX in CS Wireless, and have agreed to transfer such interest to CAI upon consummation of a purchase of the CAI Securities held by Bell Atlantic and NYNEX.

      In the event that CAI does not deliver, on or before November 21, 1997, a notice of election to exercise its right to purchase the CAI Securities, Bell Atlantic and NYNEX have the right to sell the CAI Securities. If CAI does not purchase the CAI Securities on or before February 28, 1998, the BR Agreement will be reinstated with respect to each market contemplated thereby with the exception of Boston, MA, Pittsburgh, PA and Albany, Syracuse and Buffalo, NY.

BUSINESS AND OPERATING STRATEGIES

      GENERAL. The Company, since its formation, has focused on the development and operation of MMDS subscription television systems concentrated in major metropolitan areas located in the northeast and mid-Atlantic regions of the United States. With the suspension of the BR Agreement with Bell Atlantic and NYNEX and the receipt of regulatory approvals not previously sought by MMDS operators or granted by the FCC, the Company has begun to explore the full capabilities of its MMDS spectrum in addition to, or in certain CAI markets, instead of, subscription television. The Company believes that its MMDS spectrum can be utilized as the transport system for fixed, flexible two-way uses that eventually could be combined into a wireless full service network-the Wireless Information Network ("BWN"). Although the Company recognizes that there are significant regulatory, technological and financial issues surrounding the development of such a system in any of CAI's markets, the Company believes that BWN systems can be deployed in a reasonable manner to develop a commercially-viable means of delivering video, voice and data transmission services.

         The Company has assembled significant spectrum rights in the northeast and mid-Atlantic regions of the United States, and is continuing to acquire channel rights in anticipation of developing digital systems that will allow CAI to utilize higher output power and compression technologies to increase channel capacity. CAI originally began to acquire its spectrum capacity in preparation for its obligations under the BR Agreement, which required CAI to deliver a minimum number of channels in each of the markets subject to the BR Agreement. During the Option Period, the Company intends to utilize its significant spectrum capacity to develop systems that are capable of delivering video, voice and data, or various combinations thereof, subject to regulatory approval. Although the Company believes that it will be possible to offer all three services in any given market once regulatory approval for fixed, flexible two-way use is obtained for such market, the allocation of channels among the various services is expected to be driven by consumer demand for such services in the Company's markets and not all services may be offered in all markets. The Company's initial efforts with respect to the development of fixed, flexible two-way use of the MMDS spectrum have been limited primarily to its Boston market and have been limited to the conduct of tests, only.

          For most of its channel rights, CAI is dependent upon leases of transmission capacity with various third-party license holders. ITFS licenses generally are granted for a term of ten years and are subject to renewal by the FCC. MDS licenses generally will expire on May 1, 2001 unless renewed. FCC licenses also specify construction deadlines which, if not met, could result in the loss of the license. Requests for additional time to construct a channel may be filed and are subject to review pursuant to FCC rules. Certain of CAI's ITFS channel rights are subject to pending extension requests and it is anticipated that additional extensions will be required. There can be no assurance that the FCC will grant any particular extension request or license renewal request. CAI's channel leases typically cover four ITFS channels and/or one to four MDS channels each. Under the rules of the FCC, the term of leases for ITFS channels, which constitute up to 20 of the 33 available wireless channels within any major MMDS market, may not exceed ten years. There is no such restriction on MMDS leases. Following the expiration of the initial term of a lease for ITFS channels, the leases under which CAI operates generally provide that the ITFS license holders may negotiate for the lease of channel capacity for one or more additional renewal terms with only CAI or its sublessor. In addition, if a renewal agreement is not reached within a specified time frame during which only CAI or its sublessor has the use of the channel capacity, CAI will thereafter typically have a right of first refusal to match any competing offers from one or more third parties. Because the ITFS license holders have generally received their FCC licenses within the last ten years, CAI and other similarly situated entities in the industry have had little or no experience negotiating renewals of ITFS channel lease agreements. CAI anticipates, however, that it will be able to negotiate additional renewals with either the incumbent license holder, or with successor license holders, although there is no assurance that it will be successful in doing so. The MMDS channel leases held by CAI generally grant CAI the right to renew the channel lease. All ITFS and MMDS channel leases are dependent upon the continued validity of the corresponding FCC license. CAI anticipates that upon the expiration of the current license terms, all such FCC licenses will be renewed following completion of the FCC review process, although there is no assurance that such renewal applications will be granted. The termination of or failure to renew a channel license or lease (due to a breach by CAI, or its lessor, cancellation of the license held by a third party lessor for failure to timely construct and/or perfect the wireless cable facility or otherwise) or the failure to grant an application for an extension of time to construct an authorized station, would result in CAI being unable to deliver programming on such channel(s) unless it were able to lease excess capacity from a successor license holder. Such a termination or failure in a market which CAI actively serves could have a material adverse effect on CAI.

      The excess channel capacity leases with Boston Catholic Television Center and Northeastern University, involving a total of 14 ITFS channels in Boston, contain provisions that required the Company to have commenced offering a commercial subscription television service by a certain date that passed without a service being put into operation. Neither institution has invoked the termination provision, and negotiations are ongoing. The Company believes such negotiations will result in each of the lessors entering into amended agreements that will cover a variety of issues, including an extension of the date by which the Company must initiate subscriber services. There can be no assurance, however, that such negotiations will result in such amended agreements or that such amended agreements will be on terms favorable to the Company.

     ANALOG-BASED SUBSCRIPTION VIDEO. CAI operates six analog-based wireless cable systems in New York City, Rochester and Albany, NY, Philadelphia, PA, Washington, DC, and Norfolk/Virginia Beach, VA. In addition, CAI has a portfolio of wireless cable channel rights in eight additional markets, including Long Island, Buffalo and Syracuse, NY, Providence, RI, Hartford, CT, Boston, MA, Baltimore, MD, and Pittsburgh, PA. As of June 21, 1997, CAI provided subscription video services to approximately 66,500 subscribers.

      The Company's principal subscription video competitors in each of its markets are the hard-wire cable companies, and include Comcast Corp., Tele-Communications, Inc., Cox Cable Communications, Time Warner Cable and Cablevision Systems Corp.

      The table below outlines as of March 31, 1997 (except as indicated in the footnotes) the characteristics of the markets in which the Company has an operational subscription television system or in which the Company holds significant spectrum rights:

                                    TABLE I

                                       Estimated                   Number of             New
                                      Total Service              Analog/Digital      Analog/Digital
                    DMA                   Area                      Channels          Channels
 MARKET             RANK{(1)}          HOUSEHOLDS{(2)}            AVAILABLE{(3)}       APPLIED FOR
New York City         1                 4,996,976                    36                    0
Long Island{(4)}     N/A                1,083,780                    20                   13
Philadelphia          4                 2,154,389                    41                    2
Boston                6                 1,007,198                    30                    3
Washington, DC        7                 1,479,278                    24                    4
Pittsburgh           19                 1,011,310                    23                    9
Baltimore            23                 1,053,959                    32                    1
Hartford             26                   471,532                    20                    3
Buffalo              39                   501,314                    31                    2
Norfolk              40                   531,833                    32                    1
Providence           46                   842,658                    23                   10
Albany               52                   320,742                    32                    0
Syracuse             69                   278,630                    18                    7
Rochester            73                   401,575                    27                    6

SUB TOTAL                              16,135,174
BTA MARKETS (SEE TABLE II BELOW)        3,354,615
GRAND TOTAL                            19,489,789


{(1)} DMA is the Designated Market Area as determined by A.C. Nielsen Company as of December 1995.

{(2)}  The  Estimated  Total  Service  Area  Households  in  the  service  area represents the approximate number of households within a 35 mile radius of the Company's Tower sites. These households may have been adjusted downward if any of the Company's markets overlapped with a newly acquired BTA (see table II). This information is based on estimates obtained using two EDX Engineering software programs, MSITE{TM} and POP90{TM}. Both of these programs use 1990 Census data to compile their information. Some of these households will be "shadowed" and therefore unable to receive the Company's service due to line-of-sight ("LOS") constraints. The percentage of Estimated Households in the Service Area that the Company estimates may be shadowed due to LOS constraints generally ranges from 10% to 60% depending upon the market. A certain amount of these LOS constraints may be overcome by the placement of beambenders and/or signal boosters.

{(3)}  The  Number of Channels Available comprises wireless cable channels  and local broadcast channels that can be received by subscribers. Wireless cable channels are either licensed to CAI or leased to CAI from other license holders. The Number of Channels Available includes 10 off-air channels in Philadelphia and 11 in New York City. The Number of Channels Available includes certain channels that are subject to FCC approvals or third party interference agreements. CAI has pending FCC applications concerning co-location of transmission sites and/or an increase in broadcast power with respect to 4 channels in Philadelphia, 5 channels in Hartford, 8 channels in New York City, 7 channels in Washington, D.C., 20 channels in Rochester, 17 channels in Providence, 3 channels in Buffalo, 16 channels in Syracuse, 20 channels in Norfolk, 22 channels in Boston and 16 channels in Long Island. The Number of Channels Available includes ITFS channels that may not be available for commercial programming by CAI.

{(4)} The Long Island market includes Nassau and Suffolk counties in New York
   State.

      The table below outlines as of March 31, 1997 the characteristics of the potential markets for which CAI was the successful bidder at the completion of the FCC Auction (defined below. See "-Regulation-Licensing Procedures" below. The Estimated Service Area households in the table above may have been adjusted if the 35-mile Protected Service Area (PSA) overlapped with any of the markets identified below. To the extent there was overlap between two PSAs, the number of Estimated Total Service Area households in such overlapping area was divided equally between the two affected markets.

                                      TABLE II

                                         Estimated          Number of            New
                                       Total Service     Analog/Digital     Analog/Digital
                      DMA                  Area            Channels           Channels
     MARKET           RANK               HOUSEHOLDS       AVAILABLE{(1)}     APPLIED FOR
Dover, DE             N/A                 155,360             3                   12
Hyannis, MA           N/A                 213,629             1                    0
Manchester, NH        N/A                 316,004             1                    0
Portsmouth, NH        N/A                 232,477             4                    0
Worcester, MA         N/A                 352,646             9                   20
New Haven, CT         N/A                 541,263             3                    6
New London, CT        N/A                  96,380             1                    0
Springfield, MA       102                 366,198             9                   20
Poughkeepsie, NY      N/A                 258,221             2                    4
Pittsfield, MA        N/A                 116,365             1                    0
Glens Falls, NY       N/A                 141,702             4                    9
Ithaca, NY            N/A                 183,496             1                    8
Utica, NY             166                 153,219             2                    4
Summit, NJ            N/A                 227,655             9                    6
TOTAL                                   3,354,615

{(1)} The number of channels currently owned or leased by CAI.

      The table below outlines as of June 21, 1997 the characteristics of the markets in which CAI operates subscription television systems.

                                      TABLE III


                           Number of         Monthly Revenue
      MARKET             SUBSCRIBERS         PER SUBSCRIBER ($)        PREMIUM PENETRATION{(1)}
New York City               10,100                   44.09                      190%
Philadelphia                40,000                   35.61                      136%
Washington, DC               2,500                   36.68                      130%
Norfolk                      2,500                   31.09                      116%
Albany                       8,700                   29.46                      131%
Rochester                    2,100                   27.22                       58%
Providence (SMATV)             600                   24.96                       72%

_________________________
{(1)} Premium penetration is the ratio of the total number of premium channels received by subscribers in a market divided by the number of subscribers in that market. In certain markets, the basic subscription service includes one premium channel.

      The Company has not actively sought to increase its television subscriber base in its existing analog operating systems. Originally, this decision was made in connection with the BR Agreement, which contemplated that CAI would be required to transfer all of its analog television subscribers to the appropriate BANX Affiliate (as defined below) at the time such BANX Affiliate became the provider of video programming in a particular market. CAI was not entitled to any compensation for subscribers so transferred, and there was no incentive for CAI to increase its subscriber base. With the suspension of the BR Agreement, the Company plans to explore the full capabilities of its MMDS spectrum, including uses for such spectrum other than subscription television delivery. Consequently, the Company has maintained its strategy of not pursuing television subscriber growth while it evaluates its business opportunities other than subscription television services. The policy of not pursuing subscriber growth has a negative impact on the

Company's revenues,
which is only partially mitigated by the cost-savings associated with reduced marketing and other efforts ordinarily pursued in connection with increasing a subscriber base.

      The Company intends to commence digital subscription television service in the Boston market during the fall of 1997, pending the availability to the Company of the necessary subscriber equipment and access to pre-digitized compressed programming. Utilizing portions of the digital MMDS system built by the Company in Boston last year, CAI intends to launch the digital subscription television service in certain locations served by the Company's main transmitter located in downtown Boston and by selected booster sites throughout the greater Boston area. To replace programming that would have been provided by the BANX Affiliates under the BR Agreement, the Company is currently in the process of negotiating a joint venture with TelQuest Communications, Inc., an entity of which Jared E. Abbruzzese, Chairman of the Company, is the principal stockholder, and CS Wireless, to form an entity (hereinafter, "TelQuest Joint Venture") capable of providing pre-digitized compressed programming to CAI, CS Wireless and other MMDS and hard-wire cable operators. CAI intends to use such programming for Boston and any other markets in which it determines to roll-out a digital video product. See "Item 13. Certain Relationships and Related Transactions." In the event that the TelQuest Joint Venture is not formed, CAI would have to construct a compression facility capable of serving the Boston market to provide digital programming or make other arrangements to receive pre-digitized compressed programming via satellite. The Company estimates the cost of constructing a digital compression facility is approximately $5 million as of June 1997. There can be no assurance that the necessary subscriber equipment or access to pre-digitized compressed programming will be available to the Company in the Boston market, and if available, that the Company will be able to successfully launch and operate a digital subscription television business in this market.

      CAI has substantially completed construction of a second digital system in Hampton Roads, VA. The Company does not yet have a definitive timetable for the commercial deployment of digital subscription television service in this market; however, if and when CAI decides to launch a digital subscription television service in Hampton Roads or any other of CAI's markets, availability of necessary subscriber equipment and access to pre-digitized compressed programming must be secured in connection with any such service launch.

      In each of the principal analog-based subscription television markets served by CAI there is and, the Company believes there will continue to be significant competition for households that are presently subscribers of a hard-wire cable service. Additionally, the Company has experienced loss of subscribers to hard-wire cable providers in markets where the Company's channel offering is significantly less, as a result of channel capacity limitations inherent in an analog-based MMDS operation, than the hard-wire cable providers, such as in the Company's New York City market.

      In addition to the markets set forth above, CAI holds 48% of CS Wireless Systems, Inc., a Delaware corporation ("CS Wireless"), formed on February 23, 1996 by the Company and Heartland Wireless Communications, Inc., an MMDS subscription television operator of small- and medium-sized markets
("Heartland"). Pursuant to the terms of a Participation Agreement dated December 12, 1995 (as amended, the "Participation Agreement") among the Company, Heartland and CS Wireless, each of CAI and Heartland contributed MMDS assets and channel rights or the stock of subsidiaries owning such assets and channel rights to CS Wireless. As a result of the contributions and transactions effected by CS Wireless following its formation, CS Wireless currently has 18 markets, encompassing approximately 7.5 million television households. As of December 31, 1996, CS Wireless provided service to approximately 65,600 subscribers.

      ONE-WAY, HIGH-SPEED INTERNET ACCESS. The Company believes that MMDS technology presents a viable option to traditional telephony providers as a "pipeline" through which Internet and commercial on-line services can be carried, especially for small- to medium -sized businesses seeking a cost-effective means of accessing such on-line services. To date, the FCC has licensed the MMDS spectrum for one-way video and data transmission. CAI further believes that the MMDS industry's systems, which can currently reach more than 50% of the nation's households, are superior to traditional telephone lines in terms of speed. An MMDS system can transmit data at speeds of up to 27 Mbps, nearly 1,000 times faster than traditional telephony rates of 28.8 Kbps. Several MMDS operators, including CAI, have successfully tested one-way Internet access capabilities over their existing systems, using a traditional telephone line for the typically less data-intensive return path. CAI intends to enter the Internet access market as a retail Internet Access Provider ("IAP"), but is also expected to offer wholesale transmission services. The Company's wholesale service is expected to be offered to other IAPs.

      CAI recently initiated a commercial one-way Internet access service in its Rochester and New York City, New York markets, where the FCC has granted CAI developmental authorization to conduct a market trial of up to 500 and 1,000 Internet subscribers, respectively. The Company's service consists of one-way wireless high-speed downstream data transmission at those market transmission rates of up to 10 Mbps in Rochester and 27 Mbps in New York City. The service utilizes the Company's existing MMDS network for the downstream transmission, while the return path is handled using a traditional telephone line. The Company is marketing its Internet access service principally to small- to medium-sized businesses and residential consumers, for which, the Company believes, there is a significant need for high speed Internet access, but not necessarily the financial resources to install costly advanced telephone circuits capable of providing comparable transmission speed. The Company is also conducting Internet trials in Washington, D.C. There has been no definitive agreement to pursue commercial authorization for an Internet access service in Washington, D.C. as of the date hereof.

      In both of the above markets, the Company has established an Internet Point of Presence ("PoP") at its existing transmission facilities. Equipment at each PoP includes modem banks for upstream traffic, routers, servers, Internet wireless transmission hubs and high speed connectivity to the Internet backbone.

      Internet access service is a new application for the MMDS platform. Although the Company has previously demonstrated the technology and equipment necessary to transmit data over its MMDS spectrum on several occasions and in various markets, there can be no assurance that the Company will be able to successfully deploy, in a commercial manner, an Internet access service over its MMDS spectrum in Rochester, New York City or any other market in which it may seek to initiate such a service.

      FIXED, FLEXIBLE TWO-WAY USE OF MMDS SPECTRUM. CAI has recently applied for, and has received from the FCC, additional authorizations permitting CAI to develop fixed, flexible two-way uses of its MMDS spectrum in specified CAI markets for specific customer locations. The Company believes that fixed, flexible two-way use of the MMDS spectrum offers a significantly enhanced service capability and would present new opportunities for CAI and other MMDS operators. Based upon policy statements in which the FCC has consistently recognized that MMDS spectrum may be employed for a variety of video, voice and data transmission services, including two-way transmission, the Company believes that FCC policy regarding the use of MMDS spectrum is moving toward flexible two-way use so long as favorable technical and interference studies can be demonstrated. The Company believes that fixed, flexible two-way uses include data transmission such as two-way Internet and intranet access (eliminating the use of a traditional telephone line return path currently utilized by CAI's Internet access service) and local loop bypass telephony.

      The Company, in anticipation of such FCC policy regarding flexible two-way use, has recently applied for, and received from the FCC, a permanent authorization for fixed, flexible two-way use of five of its MMDS channels for 16 sites located in and around CAI's Boston market. This authority represents the first of its kind awarded to an MMDS operator. CAI is actively seeking strategic partners interested in developing fixed, flexible two-way uses for its MMDS spectrum in Boston, and potentially, other CAI markets. The Company is engaged in discussions with potential strategic investors; however, such discussions are in the preliminary stages. There can be no assurance that CAI will be successful in attracting a strategic partner, or if successful, that a business arrangement between CAI and such strategic investor can be reached on satisfactory terms and conditions, if at all. Further, there can be no assurance that CAI, alone or in conjunction with a strategic partner, will be able to successfully develop fixed, flexible uses of its MMDS spectrum, or if successfully developed, that such uses can be deployed profitably in a commercial manner.

      Additionally, the permanent authorization granted to Boston is limited to five MMDS channels for 16 customer locations. There can be no assurance that such customer locations will enable CAI to successfully develop fixed, flexible uses of its MMDS spectrum in Boston in a commercial manner and, therefore, CAI will need to apply for authorization in Boston for additional channels and/or additional customer locations. Such applications have not been made as of the date hereof. There can be no assurance, however, if such applications are made, that CAI would receive authorization from the FCC for additional channels and/or additional customer locations in the Boston market.

      In connection with the Company's intention to develop fixed, flexible two-way uses of its MMDS spectrum, the Company entered into a memorandum of understanding in January 1997 with ADC Telecommunications, Inc., a telecommunications equipment manufacturer ("ADC"), to pursue the design and implementation of fixed two-way broadband wireless communications systems for the transmission of video, voice and data over the MMDS spectrum. Subject to receipt of the requisite regulatory authority, the Company and ADC expect to use certain of the channels in CAI's Pittsburgh market for the initial phase of the joint development project. If such phase is successful, the Company and ADC have agreed to deploy a demonstration system in Boston, which the Company believes will be conducted pursuant to the permanent authority it has already received for fixed, flexible two-way use in that market. Further joint development would be the subject of a definitive agreement among CAI and ADC, however, there can be no assurance that the initial phase or demonstration system will be successful, or if successful, that a definitive agreement relating to additional joint development of fixed two-way broadband wireless communications systems with ADC will be reached on terms and conditions that are satisfactory to the Company, if at all.

      The Company also believes that fixed, flexible two-way use of its MMDS spectrum includes telephony delivery services. The Company believes that the combination of digital compression, fiber loop and cellular technologies can be integrated into the MMDS spectrum, resulting in a single wireless platform capable of delivering a wide range of services, including telephony delivery services. Adaptation of newly available, but as of yet commercially untested, technologies has been explored by the Company, with the intention of assessing Broadband MMDS spectrum's ability to simultaneously provide a combination of video, voice and data delivery services. See "--Wireless Network" below. CAI believes that an MMDS system having one main transmitter and multiple booster sites can be designed using standard cellular network design principles to produce a relatively low-cost telephony delivery platform. The Company has commenced preliminary testing and has taken initial steps in furtherance of developing a telephony application for its MMDS spectrum. Although the Company believes that an MMDS system can be designed to provide telephony delivery services, there can be no assurance that such a system could be designed, or that the Company would be capable of designing and constructing such a system. Furthermore, in the event that such a system could be designed, there can be no assurance that the Company would receive the requisite regulatory approval to offer a telephony delivery service, that the Company would have the financial resources, alone or in conjunction with a strategic partner, necessary to design and construct a telephony delivery service in one or more of its markets, or that such service, if it was designed and constructed by the
Company in one or more markets, could be successfully deployed in a commercially successful manner.

        BROADBAND WIRELESS NETWORK. Subject to receipt of regulatory approval for fixed, flexible use of its MMDS spectrum and successful testing, the successful deployment of digital video, one- and two-way data transmission and telephony delivery services utilizing the MMDS platform and sufficient capital resources, the Company intends to launch a wireless version of the full service network, the Broadband Wireless Network ("BWN"). The Company believes that its BWN systems would be able to provide quick and relatively inexpensive household coverage on a broad scale. CAI believes that the BWN system concept will enhance the Company's ability to attract one or more strategic investors by giving such partners the ability to provide competitive access products over CAI's MMDS spectrum. The Company believes that its BWN systems will be capable of providing a combination of analog and/or digital video services for residential, as well as for corporate and institutional/instructional subscribers, bundled with high speed Internet and intranet access services, and ultimately, telephony delivery services. The Company expects to be able to alter the channel allocation among the various services depending on the needs of the strategic partner and consumer demand, thereby deriving multiple revenue streams from each BWN system.

   The Company has not yet implemented a BWN system in any of its markets. CAI believes that the various regulatory approvals it has received and the joint development projects with which it is involved will enable CAI to assess the viability of the BWN system and present it to potential strategic partners. The Company has not, however, tested a BWN system in any of its markets. There are a number of risk factors, including, without limitation, receipt of all requisite regulatory approvals, technology development and the availability of additional financing, that will affect the implementation of a BWN system in any of the Company's markets, some of which are outside the control of the Company. There can be no assurance that the Company will be able to develop a BWN system in any of its markets, or that if a BWN system is developed, that the Company will be able to deploy a variety of services in a commercially reasonable manner, if at all.

   MMDS subscription television is not a new technology; however, it is a new industry with a relatively short operating history. Fixed, flexible two-way uses of the MMDS spectrum have relatively no operating history. There are difficulties and uncertainties normally associated with new industries, such as lack of consumer acceptance, difficulty in obtaining financing, increasing competition, advances in technology and changes in laws and regulations. There can be no assurance that the MMDS industry will develop or continue as a viable or profitable industry.

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

      The FCC has determined that wireless cable systems are not "cable systems" for purposes of the Communications Act. Accordingly, a wireless cable system does not require a local franchise and is subject to fewer local regulations than a hard-wire cable system. Moreover, all transmission and reception equipment for a wireless cable system can be located on private property; hence, there is no need to make use of utility poles or dedicated easements or other public rights of way. Although wireless cable operators typically have to lease from third parties the right to use a certain portion of the channels utilized in any given system, unlike hard-wire cable operators they do not have to pay local franchise fees. Recently, legislation has been introduced in some states, including Illinois, Maryland, Pennsylvania and Virginia, to authorize state and local authorities to impose on all video program distributors (including wireless cable operators) a tax on the distributors' gross receipts comparable to the franchise fees cable operators pay. Similar legislation might be introduced in several other states. While the proposals vary among states, the bills all would require, if passed, as much as 5.0% of gross receipts to be paid by wireless distributors to local authorities. Efforts are underway by the industry trade association to preempt such state taxes through federal legislation. In addition, the industry is opposing the state bills as they are introduced, and, in Virginia and Maryland, it has succeeded in either blocking the legislation or being exempted from the video tax that was eventually enacted into law. However, it is not possible to predict whether new state laws will be enacted which impose new taxes on wireless cable operators.

      The FCC licenses and regulates the use of channels by license holders and system operators. In the 50 largest markets, 33 6-MHz channels are available for wireless cable delivery services (in addition to any local broadcast television channels that can be offered to subscribers via an off-air antenna). In each geographic service area of all other markets, 32 6-MHz channels are available for wireless cable (in addition to any local broadcast television channels that can be offered to subcribers via an off-air antenna). Except in limited circumstances, 20 wireless cable channels in each of these geographic service areas are generally licensed only to qualified non-profit educational organizations (commonly referred to as ITFS channels). In general, each of these channels must be used a minimum of 20 hours per week per channel for instructional programming. The remaining "excess air time" on an ITFS channel may be leased to wireless cable operators for commercial use, without further restrictions (other than the right of the ITFS license holder, at its option, to recapture up to an additional 20 hours of air time per week for educational programming). Lessees of ITFS' "excess air time," including the Company, generally have the right to transmit to their customers the educational programming provided by the lessor at no incremental cost. The FCC recently amended its rules to permit ITFS license holders to consolidate their educational programming on one or more of their ITFS channels, thereby providing wireless cable operators leasing such channels, including the Company, greater flexibility in their use of ITFS channels. The remaining 13 analog channels available in most of the Company's operating and targeted markets are made available by the FCC for full-time usage without programming restrictions.

      LICENSING PROCEDURES. The actual number of wireless cable channels available for licensing in any market is determined by the FCC's interference protection and channel allocation rules. The FCC awards ITFS and MMDS licenses based upon applications demonstrating that the applicant is legally, financially and technically qualified to hold the license and that the operation of the proposed station will not cause harmful interference to other stations or proposed stations entitled to interference protection.

      During the year ended March 31, 1996, CAI participated in the FCC's MMDS Spectrum auction (the "FCC Auction") for awarding available commercial wireless spectrum in 493 markets (the "Auction Markets") throughout the United States, identified as Basic Trading Areas( in accordance with material copyrighted by Rand McNally & Company. The winner of an Auction Market has the right to apply for the available MDS frequencies throughout the Auction Market, consistent with certain specified interference criteria that protect existing ITFS and MMDS channels. Existing ITFS and MMDS channel right holders also must protect the Auction Market winner's spectrum from power increases or tower relocations. CAI was the successful bidder for 32 Auction Markets costing CAI a total of $48.8 million. Pursuant to an agreement with CS Wireless, CAI has transferred five Auction Markets located in CS Wireless' operating regions and for which CAI was the successful bidder, costing an aggregate of $12.6 million, to CS Wireless at cost, and will transfer two additional Auction Markets located in CS Wireless' operating regions and for which CAI was the successful bidder upon the granting of such Auction Market awards by the FCC. For each of the Auction Markets in which CAI was the successful bidder, CAI was required to submit the requisite FCC applications and make a down-payment (20% of such successful bid) within five days of the announcement by Public Notice of the successful bid. When the authorization for an Auction Market is ready to be issued by the FCC, the FCC will release a Public Notice to that effect. Within 5 days of such Public Notice, the successful bidder is required to remit the balance of its bid to the FCC, whereupon the Auction Market authorization will be issued by the FCC. As of March 31, 1997, authorizations for all but two Auction Markets for which CAI was the successful bidder (excluding those markets that are required to be conveyed at cost to CS Wireless) have been issued by the FCC and paid for by CAI. Authorizations for the remaining two Auction Markets are expected to be issued during the fiscal year ending March 31, 1998, and payment, in the aggregate amount of $1.1 million for such remaining Auction Markets will be due upon such issuance.

      In order to be eligible for the FCC Auction, CAI, prior to the start of the auctions, was required to file applications and make up-front payments in accordance with the rules of the FCC Auction. CAI, as the winning bidder, is in the process of fulfilling certain post-auction filing obligations, including, but not limited to, filing applications that propose new transmission facilities, exhibits concerning its involvement in bidding consortia, and descriptions of its plans to build-out two-thirds of each market over a five-year period. Due to the unique nature of the FCC Auction, there is no prior regulatory history regarding the scope and nature of the information the FCC will require, or how the FCC will treat the information.

      Under rules and policies for applications for new MDS facilities filed before the FCC Auction, the FCC would generally issue a conditional license that permits the conditional licensee to commence construction of its facilities upon the satisfaction of specified conditions. Construction of MDS stations generally must be completed within one year of grant of the conditional license.

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

      If construction of MDS or ITFS stations is not completed within the authorized construction period, the licensee must file an application with the FCC seeking additional time to construct the station and demonstrate therein compliance with certain FCC standards. If the extension application is not filed or is not granted, the license will be deemed forfeited. ITFS and MDS licenses generally have terms of 10 years. Licenses must be renewed thereafter, and may be revoked for cause in a manner similar to other FCC licenses. FCC rules prohibit the sale for profit of a conditional MDS license or a controlling interest in the conditional licensee prior to construction of the station or, in certain circumstances, prior to the completion of one year of operation. However, the FCC does permit the leasing of 100% of an MDS licensee's spectrum to a wireless cable operator and the granting of options to purchase a controlling interest in a license even before such holding period has lapsed.

      Wireless cable transmissions are subject to FCC regulations governing interference and reception quality. These regulations specify important signal characteristics such as modulation (i.e., AM/FM) or encoding formats (analog or digital). Until recently, FCC regulations required wireless cable systems to transmit only analog signals and those regulations needed to be modified, either by rulemaking or by individual application, to permit the use of digital transmissions. CAI was a party to a petition for declaratory ruling filed in July 1995 seeking adoption of interim regulations authorizing digital transmission. This petition was granted on July 9, 1996, and allows wireless licenseholders to operate digitally under current FCC interference rules. The license holder is, however, required to file for digital authorization. It is likely that, in the longer term, the FCC will consider adopting both new technical and service rules tailored to digital operations. The service rules could modify the respective rights and obligations of the ITFS lessors and their commercial lessees of "excess air time" in light of the increased capacity that would result from digital compression. Even if the FCC does adopt new service rules governing the allocation of "excess air time" in a digital environment, it is anticipated that there would be a dramatic increase in the number of channels that will be available to the Company following the conversion to digital transmission. The Company demonstrated transmission of digital satellite television programming and digital local broadcast television signals in its Rochester, NY market in June 1996. The Company believes that the necessary FCC approvals will be obtained to permit use of digital compression by the time it becomes commercially available on a wide-spread basis; however, there can be no assurance that these approvals will be forthcoming or timely. In addition, such modifications filed with the FCC after the FCC Auction will be subject to the interference protection rights of adjacent FCC Auction winners.

      The FCC also regulates transmitter locations and signal strength. The operation of a wireless cable television system requires the co-location of a commercially viable number of MMDS channels and operations with transmission characteristics (such as power and polarity). In order to commence the operations of certain of the Company's markets, applications have been or will be filed with the FCC to relocate and modify existing transmission facilities.

      Under current FCC regulations, a wireless cable operator generally may serve subscribers anywhere within the LOS of its transmission facility, provided that the signal complies with FCC interference standards. Under rules adopted by the FCC on June 15, 1995, an MMDS channel license holder generally has a protected service area of 35 miles around its transmitter site. The current rules became effective on September 15, 1995. An ITFS channel license holder has protection as to all of its receive sites, but the same protected service area during excess capacity use by a wireless cable operator as an MMDS license holder. In launching or upgrading a system, the Company may wish to relocate its transmission facility or increase its height or power. If such changes cause the Company's signal to violate interference standards with respect to the protected service area of other wireless license holders, the Company would be required to obtain the consent of such other license holders; however, there can be no assurance that such consents would be received.

      INTERFERENCE ISSUES. Interference from other wireless cable systems can limit the ability of a wireless cable system to serve any particular point. In licensing ITFS and MDS systems, a primary concern of the FCC is avoiding situations where proposed stations are predicted to cause interference with the reception of previously proposed stations. Pursuant to FCC rules, a wireless cable system is generally protected from interference within a radius of 35 miles of the transmission site. In addition, modification applications submitted after the FCC Auction will be required to protect FCC Auction winners from interference. The FCC's interference protection standards may make one or more of these proposed modifications or new grants unavailable. In such event, it may be necessary to negotiate interference agreements with the licensees of the systems which would otherwise block such modifications or grants. There can be no assurance that the Company will be able to negotiate all necessary interference agreements that are on terms acceptable to the Company. In the event the Company cannot obtain interference agreements required to implement the Company's plans for a market, the Company may have to curtail or modify operations in that market, utilize a less optimal tower location, or reduce the height or power of the transmission facility, any of which could have a material adverse effect on the growth of the Company in that market. In addition, while the Company's leases with ITFS and MDS licensees require their cooperation, it is possible that one or more of the Company's channel lessors may hinder or delay the Company's efforts to use the channels in accordance with the Company's plans for the particular market.

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

      While current FCC regulations are intended to promote the development of a competitive subscription television industry, the rules and regulations affecting the wireless cable industry may change, and any future changes in FCC rules, regulations, policies and procedures could have a material adverse effect on the Company. In addition, a number of legal challenges to the 1992 Cable Act and the regulations promulgated thereunder have been filed, both in the courts and before the FCC. These challenges, if successful, could result in increases in the Company's operating costs and otherwise have a material adverse effect on the Company. The Company's costs to acquire satellite-delivered programming may be affected by the outcome of those challenges. Other aspects of the 1992 Cable Act that have been challenged, the outcome of which could adversely affect the Company, including the 1992 Cable Act's provisions governing rate regulation to be met by traditional hard-wire cable companies. The 1992 Cable Act empowered the FCC to regulate the basic subscription rates charged by traditional hard-wire cable operators. The FCC recently issued rules requiring such cable operators, under certain circumstances, to reduce the rates charged for non-premium services by as much as 17%. Should these regulations withstand court and regulatory challenges, the extent to which wireless cable operators may continue to maintain a price advantage over traditional hard-wire cable operators could be diminished. On the other hand, continued strict rate regulation of cable rates would tend to impede the ability of hard-wire cable operators to upgrade their cable plant and gain a competitive advantage over wireless cable.

      THE 1996 ACT. The Telecommunications Act of 1996 (the "1996 Act"), enacted in February 1996, could have a material impact on the MMDS industry and the competitive environment in which the Company operates. The 1996 Act will result in comprehensive changes to the regulatory environment for the telecommunications industry as a whole. The legislation will, among other things, substantially reduce regulatory authority over cable rates. Another provision of the 1996 Act will afford hard-wire cable operators greater flexibility to offer lower rates to certain of its subscribers, and would thereby permit cable operators to offer discounts on hard-wire cable service to the Company's subscribers or prospective subscribers. The legislation will permit telephone companies to enter the video distribution business, subject to certain conditions. The entry of telephone companies into the video distribution business, with greater access to capital and other resources, could provide significant competition to the companies in the MMDS industry, including the Company. In addition, the legislation will afford relief to DBS providers by exempting such providers from local restrictions on reception antennas and preempting the authority of local governments to impose certain taxes. The Company cannot predict the substance of rules and policies to be adopted by the FCC in implementing the provisions of the legislation.

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

      In addition to regulation by the FCC, MMDS operators are subject to regulations by the Federal Aviation Administration ("FAA") with respect to construction of transmission towers and to certain local zoning regulations affecting construction of towers and other facilities. There also may be restrictions imposed by local authorities, neighborhood associations and other similar organizations limiting the use of certain types of reception equipment used by CAI. Future changes in the foregoing regulations or any other regulations applicable to CAI could have a material adverse effect on CAI's results of operations and financial condition.

      Certain states have legislated that each resident of a Multiple Dwelling Unit ("MDU") should not be denied access to programming provided by franchised cable systems, notwithstanding the fact that the MDU entered into an exclusive agreement with a non-franchised video program distributor. States with such "mandatory access" laws where CAI provides MMDS service include Connecticut, Delaware, District of Columbia, New Jersey, New York, Pennsylvania and Rhode Island. In several district courts, mandatory access laws have been held unconstitutional. Such laws could increase the competition for subscribers in MDUs. There may also be restrictions imposed by local authorities. There can be no assurance that the Company will not be required to incur additional costs in complying with such regulations or restrictions.

      Due to the regulated nature of the subscription television industry, the Company's growth and operations may be adversely impacted by the adoption of new, or changes to existing, laws or regulations or the interpretations thereof.

COMPETITION

         The subscription television industry is highly competitive. CAI's principal subscription television competitors in each market are traditional hard-wire cable, direct broadcast satellite ("DBS") and private cable operators. Hard-wire cable companies generally are well established and known to potential customers and have significantly greater financial and other resources than CAI. Premium movie services offered by the cable television systems have encountered significant competition from the home video cassette recorder industry. In areas where several local off-air VHF/UHF broadcast channels can be received without the benefit of subscription television, cable television systems also have faced competition from the availability of broadcast signals generally and have found market penetration to be more difficult. Legislative, regulatory and technological developments may result in additional and significant competition, including competition from local telephone companies and from a proposed new wireless service known as Local Multipoint Distribution Service ("LMDS"). A more detailed discussion follows:

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

      DIRECT-TO-HOME ("DTH"). DTH satellite television services originally were available via satellite receivers which generally were 7-to-12 foot dishes mounted in the yards of homes to receive television signals from orbiting satellites. Until the implementation of encryption, these dishes enabled reception of any and all signals without payment of fees. Having to purchase decoders and pay for programming has reduced their popularity, although CAI will to some degree compete with these systems in marketing its services. Another form of DTH service is Direct Broadcast Satellite ("DBS"). DBS involves the transmission of an encoded signal direct from a satellite to the customer's home. Because the signal is at a higher power level and frequency than most satellite-transmitted signals, its reception can be accomplished with a relatively small (18-inch) dish mounted on a rooftop or in the yard. DBS cannot, for technical and legal reasons, provide local VHF/UHF broadcast channels as part of its service, although many DBS subscribers receive such channels via standard over-the air receive antennas. Moreover, DBS may provide subscribers with access to broadcast network distant signals only when such subscribers reside in areas unserved by any broadcast station. The cost to a DBS subscriber for equipment and service is generally substantially higher than the cost to wireless cable subscribers.

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

      TELEPHONE COMPANIES. In July 1995, Pacific Telesis Group ("PacTel"), a local exchange carrier based in California, acquired Cross Country Wireless, Inc., a wireless cable system operator in southern California, for approximately $175 million. PacTel recently launched a 150-channel digital video system in Los Angeles, CA. Bell South Corp. has acquired wireless cable channel rights Miami, FL; Atlanta, GA, and New Orleans, LA, and has announced plans to launch digital video systems in each of these markets over the course of the next 12 to 24 months. The competitive effect of the entry of telephone companies into the subscription television business, including wireless cable, is still uncertain.

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

      LOCAL MULTI-POINT DISTRIBUTION SERVICE ("LMDS"). On March 11, 1997, the FCC established service and competitive bidding rules for LMDS, a new service that will use spectrum in the 27.5-28.35 GHz, 29.1-29.25 GHz, and 31.0-31.3 GHz bands. LMDS licensees will be able to use their spectrum for a wide variety of services, including voice, video and data. Two licenses will be awarded in each of 493 Auction Markets, one for 1150 MHz and one for 150 MHz. Incumbent local exchange carriers ("LECs") and cable companies will not be eligible to obtain in-region 1150 MHz licenses for three years. However, several LECs and cable companies have appealed this FCC restriction, and those appeals remain pending in several U.S. Courts of Appeals around the country. The FCC had intended to conduct the LMDS auction in the summer or fall of 1997, however, the pendency of the appeals will prevent the FCC from conducting the LMDS auction until one or more of the appeals are resolved. Depending on the outcome, the LMDS auction could be delayed beyond 1997.

      In addition, within each market, the Company initially must compete with others to acquire, from the limited number of MMDS channels issued or issuable, rights to a minimum number of MMDS channels needed to establish a commercially viable system. Digital capability is essential for MMDS to compete with hard-wire cable, which in its current analog state offers between 36 to 90 channel offerings depending on a given market. With the deployment of digital, hard-wire cable is expected to offer over 150 channels. The Company has lost television subscribers to hard-wire cable competitors in each of its markets due to the channel capacity limitations inherent in an analog-based MMDS operation. In addition, within each market, the Company initially must compete with others to acquire, from the limited number of MMDS channels issued or issuable, rights to a minimum number of MMDS channels needed to establish a commercially viable system. Aggressive price competition or the passing of a substantial number of presently unpassed households by any existing or new subscription television service could have a material adverse effect on the Company's results of operations and financial condition.

      New and advanced technologies for the subscription television industry, such as digital compression, fiber optic networks, DBS transmission, video dialtone and LMDS, are in various stages of development of commercial deployment. These technologies are being developed and supported by entities, such as hard-wire cable companies and regional telephone companies, that have significantly greater financial and other resources than CAI. These new technologies could have a material adverse effect on the demand for MMDS subscription television services. There can be no assurance that CAI will be able to compete successfully with existing competitors or new entrants in the market for subscription television services.

      The Company will also face intense competition from other providers of data and telephony transmission services if the Company implements, on a commercial basis, such services. Such competition is increased due to the fact that MMDS spectrum has not traditionally been utilized to deliver such alternative services, and consumer acceptance of such services delivered via MMDS technology is unknown at this time. Many of the existing providers of data transmission and telephony services, such as long distance and regional telephone companies have significantly greater financial and other resources than the Company. In addition, in recent months ASkyB, a satellite venture between News Corp. and MCI, and PRIMESTAR, Inc., a DBS provider, announced that the two companies would be combining their assets and resources into a single DBS unit. Also recently, Microsoft Corporation and Comcast Corporation announced that Microsoft will be investing $1 billion in Comcast, the nation's fourth largest cable television operator.  Both  transactions  will  impact the competitive nature of the video, voice and data markets. In addition, both transactions may make it more difficult for wireless cable providers to obtain access to attractive video programming. News Corp. may be reluctant to permit its local Fox television affiliates to be retransmitted on the wireless cable system, and Microsoft may be more reluctant to make its MSNBC programming available to wireless cable systems.

      There can be no assurance that there will be consumer demand for alternative uses of the MMDS spectrum such as data transmission, including Internet access services, and telephony delivery services, that the Company will be able to compete successfully against other providers of such services or that the Company will be able to achieve profitability from such services in future years.

BACKGROUND

       GENERAL. The Company was formed in 1991 to invest in and operate MMDS subscription television systems. Through a series of acquisitions culminating in the September 29, 1995 acquisition of ACS Enterprises, Inc., an MMDS operator based in Philadelphia, Pennsylvania with operating systems in Philadelphia, Cleveland, Ohio and Bakersfield, California, and Eastern Cable Networks of Washington, Inc. ("ECNW") that operated the Washington, D.C. MMDS system, the Company has grown to become the largest MMDS operator in the United States in terms of both television and LOS households. The Company enhanced its spectrum capacity during 1996 by being the top bidder in the FCC Auction with a bid of $36.2 million for the BTA rights for its existing markets as well as for its new markets.

         The rapid growth CAI has experienced in the number of employees, the scope of its operating and financial systems, the geographic area of its operations, and the exploration of alternative uses of its MMDS spectrum, has increased the operating complexity of CAI, as well as increased the level of responsibility for both existing and new management personnel. In managing this growth, CAI has been and will be required to continue to improve its operating and financial systems to expand, train and manage its employees. There can be no assurance that CAI will be able to attract and retain qualified employees. Any inability to attract and retain qualified employees may impede CAI's growth and its ability to compete with other subscription television providers. In addition, beginning in the fiscal year ended March 31, 1997, the Company has implemented a series of cost-cutting measures, including a reduction of its workforce, in an effort to manage the increased costs associated with this growth.

      The Company made its initial public offering in February 1994, and issued $275 million aggregate principal amount of its 12 1/4% Senior Notes due 2002 (the "Senior Notes") in September 1995. As of March 31, 1997, the Company had 40,540,539 shares of its common stock, without par value (the "CAI Common Stock"), issued and outstanding.

      BANX TRANSACTIONS. In addition to the consummation of several acquisitions and the offering of CAI's Senior Notes, the Company also completed a series of transactions with affiliates of Bell Atlantic and NYNEX in September 1995. In March 1995, CAI entered into a strategic business relationship with BANX Partnership, an affiliate of Bell Atlantic and NYNEX (the "BANX Partnership") and with other affiliates of Bell Atlantic and NYNEX (the "BANX Affiliates"). This relationship consisted of (i) the signing of the Business Relationship Agreement, as amended (the "BR Agreement") with the BANX Affiliates, (ii) the purchase by the BANX Partnership of $30 million of convertible Term Notes due May 9, 2005 ("BANX Term Notes") and Warrants (the "BANX Warrants") to purchase convertible preferred stock, no par value (the "Voting Preferred Stock") (the "Stage I Closing"), and (iii) the purchase by the BANX Partnership of $70 million of 14% Senior Convertible Preferred Stock, par value $10,000 per share ("Senior Preferred Stock" and additional Warrants; and together with the BANX Term Notes and BANX Warrants, the "CAI Securities") (the "Stage II Closing"). Upon issuance of the CAI Securities in September 1995, the full conversion or exercise of the CAI Securities would have resulted in the BANX Partnership having to make an additional investment, at that time, in CAI of approximately $202 million (subject to adjustment in accordance with the terms of the Modification Agreement (as defined below), and its pro forma ownership interest in CAI increasing to approximately 45%.

      Pursuant to the BR Agreement, which was intended to allow CAI to realize revenue in certain of its markets without incurring substantial capital expenditures required for subscriber equipment and installation as well as eliminate most operating costs, other than channel license fees and distribution system expenses, CAI granted to each BANX Affiliate the ability, on a market by market basis, to elect to become the marketer and provider of subscription television services using CAI's MMDS transmission systems in each market in their respective service areas  in  exchange  for  monthly service
revenues based on the number of serviceable households and subscribers in each market so optioned by a BANX Affiliate. In connection with the Company's obligations under the BR Agreement, CAI substantially completed the construction of digital video delivery systems in Boston, MA and Hampton Roads, VA. Through December 12, 1996, however, neither BANX Affiliate had exercised their respective options under the BR Agreement in these or any other markets contemplated by the BR Agreement.

      On December 12, 1996, the Company and the various BANX entities reached an agreement (the "Modification Agreement") modifying certain terms of the BR Agreement and providing CAI or its designee with the right to acquire the CAI Securities. In connection with the Modification Agreement, the average per share exercise/conversion price of the CAI Securities was reduced from $8.19 to $5.31, on full conversion and exercise. This reduction would result in the BANX Partnership having to make an additional investment in CAI of approximately $95.0 million to acquire an approximately 45% ownership interest in CAI. The Modification Agreement was subsequently amended on April 29, 1997, pursuant to Amendment No.1 to the Modification Agreement ( the "Amendment").

      The Amendment represents the renegotiation of an option granted to CAI to repurchase the $100 million face amount of CAI securities held by the BANX Partnership. The repurchase consideration is $40 million in cash and 100,000 shares of convertible junior preferred stock. The junior preferred stock, which is non-voting, carries no coupon and has no maturity, is convertible into
2.5 million shares of CAI Common Stock. The repurchase option is exercisable through February 28, 1998.

      As part of the Amendment, the BANX Affiliates also immediately released CAI from its obligation under the BR Agreement to make CAI's wireless MMDS spectrum available to the BANX Affiliates at a future date in Boston, MA, Pittsburgh, PA and Albany, Syracuse and Buffalo, NY. Upon a repurchase of the CAI securities, as contemplated by the Amendment, the BR Agreement will lapse in its entirety, releasing a similar obligation in CAI's other markets.

      In connection with the execution of the Amendment, the BANX Partnership also suspended or released CAI from a number of covenant restrictions and governance rights and provided CAI with a blanket proxy on the approximately 10% interest in CS Wireless held by BANX entities. If the repurchase is consummated, the CS Wireless shares would be returned to CAI without additional consideration. The parties also exchanged mutual releases and reached an agreement to share certain patent and intellectual property rights related to their digital wireless venture.

      In addition to the $40 million in cash, Bell Atlantic and NYNEX will receive as consideration for the surrender of their CAI Securities, 100,000 shares of a series of non-voting junior preferred stock of CAI. The junior preferred stock carries a liquidation preference of $30 million in the aggregate, but carries no special dividends, covenants or governance rights, except as provided by the Connecticut Business Corporation Act, under which CAI is incorporated. Each of the 100,000 shares of junior preferred stock is convertible into 25 shares of CAI Common Stock in the hands of a subsequent purchaser unrelated to Bell Atlantic or NYNEX. If the junior preferred stock continues to be held by Bell Atlantic and NYNEX at the end of three years, and the value of the CAI common stock is not at least $14.00 per share, then Bell Atlantic and NYNEX would be entitled to a value floor representing the difference between the then-market value of the CAI common stock and $14.00 per share (the "Value Floor"). At CAI's election, the Value Floor would be payable either in the form of up to, but not more than, 1 million additional shares of CAI Common Stock or in the form of a ten-year subordinated note in a principal amount of up to $15 million, bearing interest at 8%, which is payable-in-kind for the first five years.

      INVESTMENT IN CS WIRELESS. Pursuant to the terms of a Participation Agreement dated December 12, 1995 between CAI, CS Wireless and Heartland, CAI and Heartland agreed to contribute to CS Wireless certain wireless cable assets, including related operating liabilities, or the stock of subsidiaries owning wireless cable assets for systems located principally in the Midwestern and Southwestern regions of the country. The combination of these assets into CS Wireless resulted in a company with approximately 7.5 million Estimated Total Service Area households and 56,500 subscribers, as of March 31, 1996, making it one of the largest wireless cable companies in the United States in terms of subscribers and Estimated Total Service Area households.

      The transaction closed on February 23, 1996 (the "CS Closing"). Immediately following the CS Closing, and after giving effect to the issuance of equity by CS Wireless in connection with the Unit Offering (defined below) and true-up adjustments contemplated by the Participation Agreement, CAI owned approximately 52% of the equity in CS Wireless, Heartland owned approximately 37% of the equity in CS Wireless, and affiliates of Bell Atlantic and NYNEX own approximately 10% of the equity in CS Wireless. The remaining 1% equity interest was sold to purchasers of an aggregate of 100,000 units ("the "Unit Offering"), each unit consisting of four $1,000 principal amount at maturity of

3/8% Senior Discount Notes due 2006 and 1.1 shares of common stock of CS Wireless in a private placement closing contemporaneously with the CS Closing. The notes will accrete in value for five years and cash interest will be paid beginning 2001. The gross proceeds to CS Wireless were approximately $230.0 million. The net proceeds of the Unit Offering were used in part to make the cash payment to Heartland at the CS Closing, as required under the Participation Agreement, and the remaining net proceeds will be used by CS Wireless for capital expenditures to build-out its systems and to add subscribers, for certain formation costs, working capital, and general corporate purposes.

      Prior to the contributions contemplated by the Participation Agreement, CS Wireless, a wholly-owned subsidiary of the Company, operated a wireless cable system in Cleveland, Ohio. Under the Participation Agreement, CS Wireless acquired, or had contributed to it, stock of subsidiaries of CAI owning wireless cable systems or channel rights, and operating wireless cable systems or wireless channel rights held by CAI in Bakersfield, CA, Charlotte, NC, and Stockton/Modesto, CA and held by Heartland in Dallas, Fort Worth, and San Antonio, TX, Dayton, OH, Maysville and Sweet Springs, MO, Minneapolis, MN, Grand Rapids, MI, and Salt Lake City, UT. The CAI assets contributed in the transactions consisted of the above-mentioned four properties located outside the operating territories of Bell Atlantic and NYNEX. The Heartland contribution was originally valued at approximately $138.7 million, the estimated fair value. Heartland received 3,578,834 shares of CS Wireless common stock, approximately $28.3 million of cash, and $40.0 million of notes from CS Wireless, before "true-up" adjustments.

      Pursuant to the terms of the Participation Agreement regarding a true-up of the amounts contributed by each of CAI and Heartland to CS Wireless (based on the value of MMDS assets or channel rights or stock of entities owning such assets or rights), and the consummation of the exchange of certain MMDS assets and channel rights relating to Portsmouth, New Hampshire owned by Heartland and certain of its affiliates for shares of CS Wireless owned by the Company, the Company's 52% interest in CS Wireless was reduced to approximately 48% and Heartland's interest in CS Wireless was increased to approximately 39% Although CAI's stock ownership in CS Wireless fell below 50%, CAI will continue to be the largest single stockholder of CS Wireless following the consummation of the Portsmouth transaction and the true-up adjustment.

RECENT DEVELOPMENTS

      On June 6, 1997, the Company closed a $30 million interim credit facility provided by Foothill Capital Corporation and affiliates of Canyon Capital Management, L.P. (the "Interim Debt Lenders"). The credit facility is governed by the terms of the LSA, and is comprised of $25 million of term debt, of which $10 million was made available at the closing and is currently outstanding. The balance of the term debt will be made available to CAI upon the achievement of certain agreed-upon operational benchmarks. The term debt bears interest at the rate of 13% per annum. So long as the Company is not in default of its obligations under the credit facility, the Company can elect to have one-half of the interest on the term debt accrue and be added to the principal amount outstanding on the term debt. The remaining portion of the term debt interest is payable monthly in arrears. The term debt matures on March 1, 1999, at which time all accrued and unpaid interest on and principal of the outstanding amount of the term debt shall be due and payable in full.

      The Interim Debt Lenders have also made available to CAI a $5 million revolving loan, of which $3 million was made available to CAI at the June 6th closing. The remaining $2 million of the revolving loan will be made available to CAI upon the achievement by the Company of certain operational benchmarks. The revolving loan bears interest at four and three-quarters percent above the Reference Rate, as announced from time to time by Norwest Bank. Principal and interest on the revolving loan is payable monthly, and the revolving loan expires on March 1, 1999. As of June 24, 1997, the Company had not yet borrowed any amount against the revolving loan.

      The credit facility is collateralized by a pledge of the assets of CAI, including the stock of its wholly-owned subsidiaries, certain investments held by the Company and a pledge of the stock of CS Wireless held by CAI. In connection with the closing of the credit facility, the Company is required to effect certain corporate restructurings in an effort to enhance the Interim Debt Lender's collateral position. The proceeds from the credit facility will be used by the Company to continue to build-out its wireless cable business and for general working capital purposes.

      In addition to $1.5 million in cash fees payable to the Interim Debt Lenders at the closing of the credit facility and the fees and expenses, including fees and expenses of counsel and special FCC counsel to the Interim Debt Lenders, incurred in connection with the credit facility, CAI was also required to (i) pay an additional $1.5 million fee, evidenced by a two-year promissory note bearing interest at 14% per annum, which interest shall accrue and be payable in full at the maturity date of such note, and (ii) issue warrants to purchase CAI common stock at any time between the closing and the fifth anniversary of such closing. The warrants entitle the holders thereof to purchase, in the aggregate that number of shares of CAI Common Stock equal to the quotient of (i) the maximum amount outstanding (including principal and accrued interest) on the above-mentioned promissory note, DIVIDED BY (ii) the lowest of (A) $1.90 per share, (B) the lowest effective net price for the Common Stock (or its equivalent) which CAI receives in connection with any new capital investment, merger, strategic partnership, joint venture or other significant corporate transaction, which makes available to CAI in excess of $50 million, (C) the lowest 20-day fair market value of the Common Stock following the consummation of a transaction identified in clause (B) above, and
(D) the 20-day fair market value of the Common Stock immediately following confirmation of a plan of reorganization under Chapter 11 of the United States Bankruptcy Code. The warrants contain certain anti-dilution provisions and registration rights, and have been allocated among the Interim Debt Lenders.

      The Company and its subsidiaries are subject to several restrictions that are contained in the LSA, including, without limitation, restrictions on the Company's ability to (i) incur additional indebtedness, contingent or otherwise
(ii) grant liens, (iii) dispose of assets or make certain investments other than in accordance with the terms of the LSA, and (iv) the use of the proceeds from the credit facility. The indebtedness under the credit facility is permitted under the Company's Indenture governing its 12 1/4 % Senior Notes, and under the terms of the various investment and business relationship agreements among the Company and affiliates of Bell Atlantic and NYNEX, as amended.

      OTHER. It is likely that CAI will consider acquisitions of wireless cable companies or licenses from time to time, subject to the covenants and restrictions imposed by the various CAI Securities, Senior Notes and LSA. These acquisitions, if any, would be financed by the sale or exchange of securities of CAI, borrowings from existing lenders or others, or a combination thereof. It is CAI's policy not to discuss or comment upon negotiations regarding such acquisitions until a definitive agreement is signed, unless the law otherwise requires. There can be no assurance that CAI will be successful in identifying, negotiating and completing such transactions.

INDUSTRY OVERVIEW

     SUBSCRIPTION TELEVISION INDUSTRY. The subscription television industry began in the late 1940s to serve the needs of residents in predominantly rural areas with limited access to local broadcast television stations. The industry expanded to metropolitan areas due to, among other things, the fact that it offered better reception and more programming. Currently, such systems offer various types of programming, which generally include basic service, enhanced basic, premium service and, in some instances, pay-per-view service.

     A subscription television customer generally pays an initial connection charge and a fixed monthly fee for basic service. The amount of the monthly basic service fee varies from one area to another and is a function, in part, of the number of channels and services included in the basic service package and the cost of such services to the television system operator. In most instances, a separate monthly fee for each premium service and certain other specific programming is charged to customers, with discounts generally available to customers receiving multiple premium services. Monthly service fees for basic, enhanced basic and premium services constitute the major source of revenue for subscription television systems. Converter rentals, remote control rentals, installation charges and reconnect charges for customers who were previously disconnected are also included in a subscription television system's revenues, but generally are not a major component of such revenues. Traditional cable systems, as defined in Section 602 of the Communications Act of 1934 (the "Communications Act"), are subject to both federal and local regulation. In addition, the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") imposed strict federal and local rules governing aspects of cable prices for programming and equipment. See "Business 3/4 Regulation."

     WIRELESS CABLE INDUSTRY BACKGROUND. In 1983, the FCC reallocated a portion of the electromagnetic radio spectrum located between 2.5 and 2.7 GHz, permitted this spectrum to be used for commercial purposes, and modified its rules on the usage of the remaining portion of such spectrum. Regulatory and other obstacles nevertheless impeded the growth of the wireless cable industry through the remainder of the 1980s. In addition, before the 1992 Cable Act became effective, wireless cable operators' ability to obtain programming from cable-controlled, hard-wire cable owned programmers was not assured. The factors contributing to the increasing growth of wireless cable systems since that time include (i) regulatory reforms by the FCC to facilitate competition with hard-wire cable, (ii) federal legislation that increased the availability of programming for wireless cable systems, (iii) consumer demand for alternatives to traditional hard-wire cable service, (iv) enhanced ability of wireless cable operators to aggregate a sufficient number of channels in each market to create a competitive product, and (v) increased availability of capital to wireless cable operators in the public and private markets. According to Paul
>PAGE>

Item 1.  Business (continued)

Kagan Associates, Inc. ("Kagan"), there were approximately
200 wireless cable systems currently operating in the United States, serving approximately 850,000 subscribers at the end of 1995.

     Wireless cable systems can provide subscribers with the same or superior video television signal as that of traditional hard-wire systems. Both hard-wire cable systems and wireless cable systems receive programming at a headend. Wireless cable programming, however, is then retransmitted by microwave transmitters from an antenna located on a tower associated with the headend to a small receiving antenna located on a subscriber's rooftop. At the customer's location, the signals are converted to frequencies that can pass through conventional coaxial cable into a descrambling converter located on top of a television set. Wireless cable requires a clear LOS, because the microwave frequencies used will not pass through dense foliage, hills, buildings or other obstructions. To ensure the clearest line-of-sight possible in CAI's markets, CAI has placed, and plans to place, such towers on top of tall buildings or accessible mountain tops located in such markets. There exists, in each of CAI's operating and targeted markets, a number of acceptable locations for the placement of its towers, and CAI does not believe that the failure to secure any one location for such placement in any single market will materially affect CAI's operations in such market. Additionally, some LOS obstructions can be overcome with the use of signal boosters and beam benders which retransmit an otherwise blocked signal over a limited area. CAI believes that its coverage will be further enhanced upon the implementation of digital technology and/or cellularization. Since wireless cable systems do not require an extensive cable plant, wireless cable operators can provide customers with a high quality picture resulting in a reliable signal with few transmission disruptions at a significantly lower system capital cost per installed customer than traditional hard-wire cable systems.

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

EMPLOYEES

      As of June 24, 1997, CAI had a total of 204 employees, of which none were subject to collective bargaining agreements. CAI has never experienced a work stoppage and believes that employee relations are good.


                              ITEM 2.  PROPERTIES

     CAI leases various office sites in Albany, New York; Arlington, Virginia; Chadds Ford, Pennsylvania (as of April 1, 1997); and in each region in which an operating system exists or is being constructed. CAI also leases transmission tower sites in the regions of its operating systems. CAI believes adequate office space and tower sites are readily available in all markets.

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

                          ITEM 3.  LEGAL PROCEEDINGS


      CAI has been named in six class action lawsuits alleging various violations of the federal securities laws filed in the United States District Court for the Northern District of New York. The actions were consolidated into one lawsuit entitled IN RE CAI WIRELESS SYSTEMS, INC. SECURITIES LITIGATION (96-CV-1857) (the "Securities Lawsuit"), which is currently pending in the Northern District of New York. The amended, consolidated complaint, which names the Company, Jared E. Abbruzzese, Chairman and Chief Executive Officer of the Company, John J. Prisco, President, Chief Operating Officer and a Director of the Company, and Alan Sonnenberg, the former President of the Company and currently a member of its Board of Directors, as defendants, alleges a variety of violations of the anti-fraud provisions of the Federal securities laws by CAI arising out of its alleged disclosure (or alleged omission from disclosure) regarding its Internet and other flexible use of MMDS spectrum, as well as its business relationship with Bell Atlantic and NYNEX. Specifically, the complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 promulgated under the Exchange Act during the specified Class Period (May 23, 1996 through December 6, 1996).

      The Company has notified the carrier of its Directors' and Officers' Liability insurance policy, which is intended to cover not only the Company's officers and directors, but also the Company, itself, against claims such as those made in the Securities Lawsuit. The policy covers up to $5 million of any covered liability, subject to a retention amount of $500,000.

      The Securities Lawsuit is in its preliminary stages. A scheduling conference was held on June 3, 1997, at which the briefing schedule for defendants' motion to dismiss was agreed upon among the parties. Based on such schedule, the Company believes that such motion will not be ruled upon until the fall of 1997. While the motion is pending, all other deadlines affecting motions and discovery have been postponed.

      The Company and individual defendants are contesting the Securities Lawsuit vigorously and believe it is entirely without merit at this time. Accordingly, management believes the Securities Lawsuit will not have a material adverse effect on the Company's earnings, financial condition or liquidity.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to stockholders during the last three months of the fiscal year ended March 31, 1997.

                           PART II


 ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The principal market in which CAI Common Stock is traded is the NASDAQ National Market System under the ticker symbol "CAWS." The approximate number of stockholders of record on June 17, 1997 was 775. The high and low sales prices for the Common Stock on the NASDAQ are as follows:

                                                              HIGH                     LOW
FISCAL YEAR ENDED MARCH 31, 1996
    First Quarter                                            $13.75                  $ 9.75
    Second Quarter                                            13.00                    8.38
    Third Quarter                                             10.50                    7.25
    Fourth Quarter                                            10.38                    7.25
FISCAL YEAR ENDED MARCH 31, 1997
    First Quarter                                             17.50                    6.25
    Second Quarter                                             9.38                    6.63
    Third Quarter                                              7.38                    0.84
    Fourth Quarter                                             4.00                    0.97
FISCAL YEAR ENDING MARCH 31, 1998
    First Quarter (through June 25, 1997)                      2.00                    1.03

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

      The Company has accrued dividends of $18,660,734 on its outstanding Senior Preferred Stock as of March 31, 1997. The Company is not required to pay dividends on the Senior Preferred Stock until December 1, 1998. The Company began paying quarterly dividends on the 8% Redeemable Convertible Series A Preferred Stock, no par value (the "Series A Preferred Stock"), of CAI in March 1996. All of the Series A Preferred Stock was converted into common stock by March 31, 1997.

      Pursuant to certain restrictive covenants contained in the BANX Term Notes and the Senior Notes and the Loan and Security Agreement, the Company cannot declare or pay any dividends or make any distributions on shares of the Company except for dividends required to be paid on the Senior Preferred Stock. Also, the Company may not purchase or redeem any of its shares, including warrants and options.

                       ITEM 6.  SELECTED FINANCIAL DATA

      The following summary should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein (in thousands, except per share data):


                                                                   Seven-      Eight-
                                                                   month        month
                                                                   Period       Period       Year
                        Year Ended     Year Ended    Year Ended    Ended        Ended        Ended
                         March 31,      March  31,    March 31,    March 31,   August 31,    Dec. 31,
                           1997          1996{(2)}    1995{(3)}     1994         1993         1992
Summary of Operations:
  Revenue                $ 36,327      $   30,682    $   5,148    $   918      $     -       $    -
  Net loss                (82,298)        (40,986)     (14,107)    (7,521)      (1,378)        (189)
  Preferred dividend
   requirement             13,011           5,879          328          -            -            -
  Ratio of earnings to
   fixed charges{(1)}           -               -            -          -            -            -
Per Share Data:
  Loss per common share     (2.38)          (1.73)        (.93)      (.61)        (.12)        (.02)
Weighted average number
  of shares outstanding    40,069          27,076       15,457     12,278       11,777       11,777


                           March 31,    March 31,    March 31,    March 31,    August 31,    Dec. 31,
                             1997         1996         1995         1994         1993          1992
Financial Condition:
  Wireless channel rights  $ 207,681    $ 205,974    $ 46,192     $ 10,791     $ 1,350       $   -
  Investment in CS Wireless   88,535      113,054           -            -           -           -
  Property and equipment      69,767       52,569      21,840        2,434         763           -
  Total assets               542,340      698,795      78,461       41,047       2,499         395
  Debt                       311,787      318,435      29,532        3,130       3,511         312
  Redeemable preferred
   stock                      87,821       92,883      18,378            -           -           -
  Shareholders' equity       114,690      192,611      22,115       34,346      (1,597)         75


{(1)}  In  calculating  the  ratio  of earnings to fixed charges, earnings consists of losses prior to income tax benefit, minority interest in loss, and fixed charges. Fixed charges consists of interest expense, amortization of debt issuance costs and one-third of rental payments on operating leases (such amount having been deemed by CAI to represent the interest portion of such payments). Earnings were inadequate to cover fixed charges by the amount of $97,298, $53,307, $15,004, $7,552,
   $1,378, and $189 for the periods ended in 1997, 1996, 1995, 1994, 1993, and 1992, respectively.

{(2)} The Company acquired ACS and ECNW on September 29,  1995.   Also,  the
   Company closed a series of transactions with Heartland wherein CS Wireless received certain assets from Heartland in exchange for CS Wireless common stock and cash (see Notes 2 and 5 to the Financial Statements).

{(3)} The Company acquired the New York System  on January 9, 1995 (see Note
   2 to the Financial Statements).

          ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

      The statements contained in this Annual Report on Form 10-K, including the exhibits hereto, relating to CAI's future operations may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including the availability of new strategic partners and their willingness to enter into arrangements with CAI, the terms of such arrangements, the ability of CAI to achieve the operating benchmarks necessary to receive the balance of the funds contemplated by CAI's interim credit facility, the successful launch of a digital subscription video business, the receipt of regulatory approvals for alternative uses of its MMDS Spectrum, the success of CAI's trials in various of its markets, the commercial viability of any alternative use of MMDS Spectrum, consumer acceptance of any new products offered or to be offered by CAI, subscriber equipment availability, tower space availability, absence of interference and the ability of CAI to redeploy or sell excess equipment, the assumptions, risks and uncertainties set forth herein, including in the following section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other factors contained herein and in CAI's securities filings.

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

      CAI has incurred net losses since inception in 1991 of approximately $147 million through March 31, 1997 and expects to realize additional net losses on a consolidated basis while it develops and expands its MMDS systems. Additionally, CAI has substantial indebtedness and, beginning in fiscal year 1999, will have significant debt service requirements. As of
March 31, 1997, CAI had outstanding consolidated long-term debt of approximately $312 million, mandatorily redeemable preferred stock and accrued dividends of approximately $88 million, and shareholders' equity of approximately $115 million.

      Pursuant to CAI's debt instruments, CAI is restricted from incurring additional indebtedness (except in connection with purchases of goods and services in the ordinary course of business, and other ordinary course indebtedness permitted thereunder), granting liens to secure repayment of indebtedness, making investments (other than investments specifically permitted thereunder), pay dividends, dispose of assets, enter into any merger, consolidation, reorganization, or recapitalization plan, retire long-term debt, or make any acquisitions without the prior consent of the lenders. Further, in accordance with the LSA, the Company is required to maintain minimal levels of net worth and number of subscribers, and is limited with respect to the amount of annual capital expenditures.

      CAI's recurring losses, substantial commitments, and ongoing cash requirements in the development of alternate uses of its MMDS Spectrum raise substantial doubt about CAI continuing as a going concern. The Company has outstanding purchase orders of approximately $3.2 million as of March 31, 1997, with approximately $5.0 million in additional purchase orders as of June 17, 1997 (relating primarily to the Boston project), is obligated to pay approximately $8.5 million in minimum license fees and operating lease payments, approximately $1.1 million in MMDS license auction fees, and to fund operating costs.

      Management of CAI plans to mitigate the uncertainties related to the Company's continued existence as a going concern by securing interim financing, exploring alternative uses of its MMDS spectrum in addition to subscription television and pursuing longer term financing through obtaining strategic partner(s) interested and willing to participate with the Company in the development of its operating systems and various alternative uses of its MMDS spectrum. Although certain qualified parties have expressed interest in entering into a strategic alliance with the Company, CAI has not yet reached a definitive agreement with any such qualified party. Much of the Company's business plan relating to fixed, flexible use of the MMDS spectrum is dependent upon CAI securing a new strategic partner to provide the necessary capital resources, as well as engineering and other expertise, and subscribers for such flexible-use services, to CAI as it develops these business segments. There can be no assurance that the

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (continued)

Company  will be able
to secure any additional financings or strategic relationships on terms and conditions satisfactory to the Company, if at all. Failure to obtain such financings and relationships will have a material adverse effect on the Company. Further, there can be no assurance that, even with additional financing, new strategic partner(s) and receipt of all necessary regulatory authorizations, the Company will be able to launch fixed, flexible two-way uses of its MMDS spectrum in a commercially successful manner.

     On June 6, 1997, CAI completed a $30 million interim financing arrangement with Foothill Capital Corporation and Canyon Capital
Management, L.P. to fund the Company's current working capital requirements. This credit facility consists of $25 million in term loans and a $5 million revolving loan, both of which mature on March 1, 1999. Management estimates that the present revenue stream and cash resources available to the Company, including this interim financing in June 1997, are adequate to sustain the Company's needs through December 1997, subject to meeting the terms of the financing agreement. The LSA permits four drawdowns on the term loan, of which the first for $10 million took place in June 1997. The other drawdowns are predicated on meeting certain operational benchmarks. There is no assurance that these benchmarks can be met.

      Additional funding may take the form of debt or equity securities issuances, borrowings under loan arrangements or sales of assets including channel rights or wireless cable systems. CAI's ability to engage in financings, asset sales or acquisition transactions is limited by the contractual arrangements entered into with BANX, and restrictions imposed by the Senior Notes and the interim financing arrangement and significant transactions likely will require their prior consents. The Senior Notes impose similar restrictions on the incurrence of additional debt and on the ability to effect asset sales. There is no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all, especially in light of the BANX and Senior Note restrictions.

      The Company's business strategy has shifted away from analog to digital wireless cable systems for its MMDS subscription television services and to alternative uses of its MMDS spectrum for a variety of applications including video, voice and data transmission. In management's opinion, the new strategy will help meet the current and perceived future competition and in relation to obtaining a new strategic partner, demonstrate the flexibility and increased value of the Company's MMDS spectrum.

      The Company's operating plans include digital video, two-way voice and data, Internet and Intranet access services and testing. Additionally, CAI has received FCC approval in selected markets to test and/or provide wireless services in addition to subscription video, using the MMDS spectrum. These services include Internet and intranet access and two-way voice and data transmission. The design and full implementation of these systems capable of delivering these services will require additional financing from a strategic partner.

     Additionally, pursuant to the terms of the Modification Agreement, CAI has been granted the right to purchase the CAI Securities. Upon the consummation of such purchase, the BR Agreement would terminate, eliminating CAI's strategic relationship with the BANX Affiliates including all restrictions relating thereto. The amended Modification Agreement allows CAI or its designee to buy out the BANX investment for $40 million plus 100,000 shares of CAI junior preferred stock.

      The Company intends to commence digital subscription television service in the Boston market during the fall of 1997, pending the availability to the Company of the necessary subscriber equipment and access to pre-digitized compressed programming. Utilizing portions of the digital MMDS system built by the Company in Boston last year, CAI intends to launch the digital subscription television service in certain locations served by the Company's main transmitter located in downtown Boston and by selected booster sites throughout the greater Boston area. The Company plans on using an internal marketing staff to obtain subscribers costing an estimated $45 to $50 per potential subscriber. Subscriber equipment cost, assuming one converter per subscriber, is estimated at $610 per subscriber including installation. To replace programming that would have been provided by the BANX Affiliate under the BR Agreement, the Company is currently in the process of negotiating a joint venture with TelQuest Communications, Inc., an entity of which Jared E. Abbruzzese, Chairman of the Company, is the principal stockholder, and CS Wireless, to form an entity (hereinafter, "TelQuest Joint Venture") capable of providing pre-digitized compressed programming to CAI, CS Wireless and other MMDS and hard-wire cable operators. CAI intends to use such programming for Boston and any other markets in which it determines to roll-out a digital video product. See "Item 13. Certain Relationships and Related Transactions." In the event that the TelQuest Joint Venture is not formed, CAI would have to construct a compression facility in the Boston area to provide digital programming, or make other arrangements to receive pre-

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (continued)

digitized compressed
programming via satellite. The Company estimates the cost of such construction of a digital compression facility to be approximately $5 million as of June 1997. There can be no assurance that the necessary subscriber equipment or access to pre-digitized compressed programming will be available to the Company in the Boston market, and if available, that the Company will be able to successfully launch and operate a digital subscription television business in this market.

EQUIPMENT REPLACEMENT. Due to interference caused by the new PCS telephone frequencies, the Company intends to replace approximately 24,000 subscriber downconverters in the Philadelphia market at a rate of approximately 500 replacements per month plus all of the new installations receiving the new equipment. Replacements will cost approximately $84 per unit, while new installations will incur a $62 per unit additional cash outflow by not reusing currently owned equipment. The total cost of this replacement in Philadelphia is approximately $1.7 million. Replacement costs in other CAI markets, if deemed necessary, are not expected to be material.

CASH FLOW INFORMATION

      During the year ended March 31, 1997, CAI expended approximately $37.1 million to purchase equipment, $34.8 million to fund operating activities, $3.7 million to acquire wireless channel rights and $45.3 million to pay senior and other debt, including $34.0 million due to the FCC for the purchase of MMDS licenses at the 1996 auction. During this period, CAI funded its cash requirements out of existing cash balances. At March 31, 1997, CAI had cash and cash equivalents of approximately $10.5 million.

      During the year ended March 31, 1996, CAI expended approximately $14.5 million to purchase equipment, $34.6 million to fund operating activities and $24.5 million to acquire wireless channel rights. During fiscal 1996, CAI funded its cash requirements out of existing cash balances and the financings more fully described above. At March 31, 1996, CAI had cash and cash equivalents of approximately $103.3 million.

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

      Additionally, the Company loaned ACS $22.3 million to repay certain ACS bank debt and another $11.3 million to pay other costs incurred by ACS relating to the ACS acquisition and for other corporate purposes. CAI also used $12.4 million to repay the interim financing it received from Smith Barney Holdings, Inc. in June 1995, including interest, and another $2.1 million to pay legal and other fees relating to the acquisition, Stage II Closing and the offering of the Senior Notes.

      In April 1995, CAI raised an additional $1.5 million of equity capital through the issuance of 179,765 shares of common stock. On May 9, 1995, at the Stage I Closing CAI received $30.0 million from Bell Atlantic and NYNEX, the proceeds of which were used to retire $21.3 million of short-term notes issued in connection with the purchase of the New York System, provide a required $4.0 million cash deposit under the ACS Merger Agreement, and to pay $3.0 million of cost associated with the short-term debt issued for the acquisition of the New York System and for transaction expenses and working capital. In June 1995, CAI received $12.0 million from Smith Barney Holdings, Inc. for working capital purposes.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (continued)


                                 OPERATIONS

     As of March 31, 1997, the Company had approximately 70,800 wireless systems subscribers compared to 82,900 subscribers as of March 31, 1996. The 12,100 net decline in subscribers is due primarily to the New York System decline of approximately 5,100 subscribers, the Philadelphia System decrease of approximately 6,400 subscribers and other system net decreases of approximately 600 subscribers for the comparable periods. The New York System is losing subscribers to hardwire cable operators primarily due to the system's limited channel capacity. This trend in New York is likely to continue. The Company has implemented a program to increase retention of subscribers in Philadelphia and other systems through an increase in installation fees, which the Company believes will increase subscriber commitment, and thus, retention. This retention policy has slowed subscriber additions. The decrease in subscribers experienced in the other systems was primarily due to a curtailment of marketing efforts in the first half of the year ended March 31, 1997, in anticipation of the then expected implementation of the BR Agreement. The decline in subscribers in Philadelphia and New York has continued through June 21, 1997 at which time the total subscribers were approximately 66,500.

     The net result of disconnects minus reconnects divided by the number of subscribers at the beginning of the period is considered the churn rate in the subscription television industry. The churn rate is calculated monthly and year to date for an average monthly rate over a year. CAI's average monthly churn rate for the year ended March 31, 1997 was 4.6% overall with individual operating systems ranging from 2.5% to 5.5%. CAI's average monthly churn rate for the year ended March 31, 1996 was 4.0% overall with individual operating systems ranging from 2.8% to 5.4%. Churn rates within the 2% to 5% range are common in this industry, with 2% being excellent, 3% the standard norm, and 5% or above being unfavorable.

      The cost of disconnecting and/or reconnecting customers is generally expensed. Subscriber equipment includes the capitalized labor to install, but depreciation rates are different based on recoverability or lack thereof. Subscriber equipment that is recoverable (i.e. antennas and converters) is generally depreciated over five years based on the life of the equipment. The non-recoverable portion, consisting of installation labor, wire, small parts and supplies, is generally depreciated over two or three years based on the applicable churn rate of each operating system, which approximates subscriber lives.

     Long-lived assets and certain identifiable intangibles are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company periodically reviews wireless channel rights and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such circumstances occur, the Company evaluates the possible effects on the carrying amount of such assets. The Modification Agreement with BANX did not result in an impairment of the Company's long-lived assets.

      The Company's estimates of future gross revenues and operating cash flows, the remaining estimated lives of long-lived assets, or both could be reduced in the future due to changes in, among other things, technology, the Company's ability to obtain permission for flexible use of the wireless channel rights, government regulation, available financing or competition. As a result, the carrying amounts of long-lived assets, including goodwill, could be reduced by amounts which would be material to the financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (continued)

COMPARISON OF OPERATING RESULTS

      YEAR ENDED MARCH 31, 1997 COMPARED TO YEAR ENDED MARCH 31, 1996

      The following tables illustrate the changes discussed below in management's discussion of the results of operations.

                                                       OPERATING REVENUES
                                                    (in millions of dollars)
                                                   YEAR ENDED MARCH 31,

                                       1997                  1996            CHANGE
Same Systems                          $13.4               $15.4               $ (2.0)
Acquired Systems (FY 96)               22.9                12.0                 10.9
   Total                               36.3                27.4                  8.9
Disposals:
  Disposed Systems (FY 96)                -                 3.3                 (3.3)
   Total operating revenues           $36.3               $30.7                $ 5.6


                                                  OPERATING EXPENSES
                                               (in millions of dollars)
                                                   YEAR ENDED MARCH 31,

                                         1997                 1996              CHANGE
Same Systems                             $27.9               $30.9              $  (3.0)
Acquired Systems (FY 96)                  33.3                16.4                 16.9
Corporate operations                      20.4                13.1                  7.3
   Total                                  81.6                60.4                 21.2
Disposals:
  Disposed Systems (FY 96)                 -                   5.1                 (5.1)
   Total operating expenses              $81.6               $65.5               $ 16.1


      CAI's revenue increased $5.6 million ($36.3 million FY 1997; $30.7 million FY 1996) in the year ended March 31, 1997 over the same period in the prior year. The increase resulted primarily from the acquisition of ACS, with operating systems in Philadelphia, Cleveland, and Bakersfield, and the acquisition of ECNW, with an operating system in Washington D.C. ("Acquired Systems" except for the "Disposed Systems" (Cleveland and Bakersfield) which were contributed to CS Wireless). Both acquisitions were made on September 29, 1995. Acquired Systems revenue increased $10.9 million ($22.9 million FY 1997; $12.0 million FY 1996) over the six-month period included in the prior year. Revenue from operations that were owned throughout both years ("Same Systems") decreased $2.0 million ($13.4 million FY 1997; $15.4 million FY 1996) in the year ended March 31, 1997, primarily due to the decrease in the number of subscribers mentioned above. During December 1996, CAI instituted a $2 per subscriber rate increase that, while increasing the average revenue per subscriber; may have caused additional net reduction of subscribers in the last quarter FY 97 and into the future.

      CAI's television subscription revenue was $33.1 million for the year ended March 31, 1997 as compared to $28.1 million for the year ended March 31, 1996 generated by the following systems:
Albany ($3.2 vs. $3.1 million), Rochester ($0.7 vs. $0.7 million), New York City ($7.3 vs. $9.2 million), Hampton Roads ($1.1 vs. $0.8 million), Philadelphia ($19.4 vs. $10.8 million) , Cleveland ($0 vs. $2.1 million), Bakersfield ($0 vs. $0.9 million), Washington ($1.2 vs. $0.2 million), Hartford VDT ($0 vs. $0.1 million), and Providence SMATV ($0.2 vs. $0.2 million). The systems with zero for the current year were either Disposed Systems or systems in which service was discontinued (Hartford VDT) in the prior year.

      Operating expenses were $81.6 million and $65.5 million for the years ended March 31, 1997 and 1996, respectively. The $21.2 million increase, excluding the Disposed Systems, is attributable primarily to increases in (a) operations of acquired systems (ACS and ECNW) of $10.3 million ($20.3 million FY 1997; $10.0 million FY
1996), excluding depreciation and amortization, due to a year of operations of the Philadelphia and Washington systems in FY 1997 versus only six months in FY 1996; (b) general and administrative corporate operations of $3.2 million ($9.4 million FY 1997; $6.2 million FY 1996), excluding depreciation and amortization, primarily due to increased staffing

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (continued)

and effort to maintain a larger operation,
developing digital markets, and developing other potential uses of the wireless channel rights; (c) depreciation and amortization of $9.4 million ($32.3 million FY 1997; $22.9 million FY 1996) primarily due to the acquisition of ACS and ECNW fixed assets, wireless channel rights, and goodwill; and (d) abandoned project costs of $2.1 million in FY 97; offset by a decrease in marketing costs of the Same Systems of $1.1 million ($2.0 million FY 1997; $3.1 million FY 1996) due to a concentrated effort to reduce marketing costs and limit subscriber growth in light of the then anticipated implementation of the BR Agreement with BANX.

      CAI has a $17.6 million equity in net loss of affiliate for the year ended March 31, 1997, relating to its 48% investment in CS Wireless. In the prior year, CAI's operating systems contributed to CS Wireless on February 23, 1996 were consolidated in the operating results of CAI from October 1, 1995 to December 31, 1995.

      Interest income increased $0.4 million ($6.4 million FY 1997; $6.0 million FY 1996) for the year ended March 31, 1997. The increase is primarily due to interest earned on the Debt Service Escrow established in connection with the Company's offering of
12.25% Senior Notes Due 2002 and the investment of the cash remaining from the net proceeds of the Senior Notes offering. In future periods, interest income is anticipated to steadily decrease as the Debt Service Escrow and investments are used to fund debt service, project costs, capital purchases, and operations of the Company.

      Interest expense increased $16.2 million ($40.8 million FY 1997; $24.6 million FY 1996) for the year ended March 31, 1997. The increase is primarily due to interest expense incurred on the Senior Notes issued on September 29, 1995. Interest expense is expected to increase in FY 1998 with the addition of the $30 million of interim financing (see Note 19 to the Financial Statements).

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

      CAI's television subscription revenue was $28.1 million for the year ended March 31, 1996 as compared to $4.9 million for the year ended March 31, 1995 resulted from the following systems:
Albany ($3.1 vs. $1.9 million), Rochester ($0.7 vs. $0.1 million), New York City ($9.2 vs. $2.6 million), Hampton Roads ($0.8 vs. $0.1 million), Philadelphia ($10.8 vs. $0 million), Cleveland ($2.1 vs. $0 million), Bakersfield ($0.9 vs. $0 million), Washington ($0.2 vs. $0 million), Hartford VDT ($.01 vs. $0.1 million), and Providence SMATV ($0.2 vs. $0.1 million). The systems with zero for the prior year were acquired in the current year. The increase in the New York City television subscription revenue is due to a full year of operations for the year ended March 31, 1996 as compared to only three months of operations included in the year ended March 31, 1995. The television subscription revenue for Cleveland and Bakersfield totaling $3.0 million is for the period that these two systems were part of CAI. Cleveland and Bakersfield were acquired as part of the ACS acquisition and subsequently contributed to CS Wireless. CS Wireless was consolidated with CAI until the CS Closing (February 23, 1996). CS Wireless' revenue and expenses are not included in CAI's consolidated financial statements after that date. CAI accounts for CS Wireless on a three-month lag that corresponds with CS Wireless' December 31 fiscal year end.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (continued)

      Programming and license fees were up six times from $2.0 million for the year ended March 31, 1995 to $12.6 million for the year ended March 31, 1996 in line with television subscription revenue also up almost six times. Marketing expenses were up slightly from $2.5 million for the year ended March 31, 1995 to $3.5 million for the year ended March 31, 1996 reflecting less emphasis on marketing and more on acquisitions during the year. General and administrative expenses increased from $11.1 million for the year ended March 31, 1995 to $24.7 million for the year ended March 31, 1996, primarily due to the general and administrative expenses of then-newly acquired ACS and ECNW ($6.3 million) and a full year of the New York System (net increase of $5.2 million).

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

      The operating loss of $34.8 million for the year ended March 31, 1996 includes $1.8 million for the Disposed Systems which are now part of CS Wireless. While CAI will no longer include Disposed Systems' revenue and expenses in its Statements of Operations, CAI will include its share of CS Wireless's net loss to the extent of its ownership. CAI has not guaranteed any debt or commitments of CS Wireless.

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

NEW ACCOUNTING STANDARDS

      Financial Accounting Standards Board No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement which would be effective for all transfers after December 31, 1997, addresses several matters that have a significant impact on certain industries. It addresses how and when to record transferred assets, transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls," "wash sales," loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities, collateral, repurchase agreements and how to amortize servicing assets and liabilities. CAI believes this statement will not have a material effect on CAI's financial position or results of operations.

      Financial Accounting Standards No. 128 - "Earnings Per Share." This statement which is effective for financial statements issued for periods ending after December 15, 1997, simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements with a "basic" EPS computation based upon weighted-average shares outstanding. This new standard requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. CAI this statement will not have a material effect on loss per share.

      Financial Accounting Standards Board No. 129 - "Disclosure of Information About Capital Structure." Effective for financial statement periods ending after December 15, 1997, this statement
requires  disclosure   about   (a)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (continued)

the  liquidation  preference  of
preferred stock, (b) redeemable stock, and (c) descriptive information of other securities previously omitted since they were not part of the computation of earnings per share. CAI generally provides the aforementioned disclosures, but will augment such disclosures when and if necessary.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO FINANCIAL STATEMENTS


                                                          Page No.
                                                         IN FORM 10-K

FINANCIAL STATEMENTS

Reports of Independent Accountants                            34

Consolidated Balance Sheets - March 31, 1997 and 1996         36

Consolidated Statements of Operations - Years Ended
March 31,1997, 1996, and 1995                                 37

Consolidated Statements of Shareholders' Equity - Years Ended
   March 31, 1997, 1996, and 1995                             38

Consolidated Statements of Cash Flows - Years Ended
March 31,1997, 1996, and 1995                                 39

Notes to Consolidated Financial Statements                    42

REPORT OF INDEPENDENT ACCOUNTANTS



Shareholders and Board of Directors
CAI Wireless Systems, Inc. and Subsidiaries
Albany, New York



We have audited the accompanying consolidated balance sheets of CAI Wireless Systems, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CS Wireless Systems, Inc., the Company's investment in which is accounted for by use of the equity method. The Company's investment of $88,534,526 in CS Wireless Systems, Inc. as of March 31, 1997 and its share of losses of $17,600,000 in CS Wireless Systems, Inc.'s operation for the year ended March 31, 1997 are included in the accompanying financial statements. The financial statements of CS Wireless Systems, Inc. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CS Wireless Systems, Inc., is based on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CAI Wireless Systems, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has incurred substantial debt to finance the acquisition of assets and sustain operations. The Company's operating plans require additional funds which may take the form of debt or equity security issuances, borrowings or asset sales. Recoverability of the Company's intangible and other long-lived assets is dependent on the Company's ability to implement its operating plans. There can be no assurance that additional financings will be available. The uncertainty over the Company's ability to obtain such additional financings raises substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 18. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

                                                COOPERS & LYBRAND LLP


Albany, New York
June 26, 1997

                     INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
CS Wireless Systems, Inc.:

We have audited the accompanying consolidated balance sheet of CS Wireless Systems, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company<O~>s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit{ }in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CS Wireless Systems, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year{ }then ended in conformity with generally accepted accounting principles.



                                                KPMG Peat Marwick LLP




Dallas, Texas
March 21, 1997

            CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                     MARCH 31, 1997 AND 1996

                                                                1997                         1996
                        ASSETS
Cash and cash equivalents                                   $  10,471,918                $103,263,094
  Accounts receivable, less allowance for bad debts
  1997 $751,000; 1996 $1,296,000                                  695,707                   1,432,674
Prepaid expenses                                                1,034,106                     698,482
Property and equipment, net                                    69,767,017                  52,568,619
Wireless channel rights, net                                  207,680,551                 205,973,840
Investment in CS Wireless Systems, Inc.                        88,534,526                 113,054,069
Debt service escrow                                            47,865,389                  77,621,088
Goodwill, net                                                 104,204,716                 131,282,996
Loan acquisition costs, net                                     9,249,934                  10,631,263
Other assets                                                    2,835,651                   2,268,847
     Total Assets                                            $542,339,515                $698,794,972
         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
 Accounts payable                                            $  6,600,584                $  8,244,577
 Accrued expenses                                              16,138,811                  10,186,374
 Wireless channel rights obligations                            5,302,600                  41,025,866
 Senior debt                                                  275,000,000                 275,000,000
 Notes payable                                                 36,786,596                  43,434,667
 Deferred income taxes                                                  -                  35,410,000
                                                              339,828,591                 413,301,484

Commitments and contingencies

Mandatorily redeemable preferred stock
 14% Senior convertible preferred stock
   (liquidation value  $70,000,000)                            69,160,000                  69,020,002
 Series A 8% redeemable convertible preferred stock
   (liquidation value  $18,050,000)                                     -                  18,050,000
 Accrued preferred stock dividends                             18,660,734                   5,812,562
                                                               87,820,734                  92,882,564

Shareholders' Equity
 Preferred stock                                                        -                           -
 Common stock, shares issued and outstanding
   March 31, 1997 - 40,540,539
   March 31, 1996 - 37,829,482                                275,769,414                 257,701,130
 Accumulated deficit                                         (161,079,224)                (65,090,206)
                                                              114,690,190                 192,610,924
     Total Liabilities and Shareholders' Equity              $542,339,515                $698,794,972

             See notes to consolidated financial statements.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   YEARS ENDED MARCH 31, 1997, 1996, AND 1995



                                             1997               1996                  1995
Revenues                                  $36,326,816        $ 30,682,486          $ 5,147,510
Costs and expenses
   Programming and license fees            16,051,094          12,582,750            2,024,943
   Marketing                                2,033,107           3,525,396            2,529,623
   General and administrative             31,196,446           24,689,572           11,139,693
   Depreciation and amortization           32,345,327          24,718,341            3,639,643
                                           81,625,974          65,516,059           19,333,902
    Operating loss                        (45,299,158)        (34,833,573)         (14,186,392)
Other income (expense)
   Equity in net loss of affiliate        (17,600,000)                  -                    -
   Interest income                          6,435,188           6,047,081              641,021
   Other income (expense)                     (28,446)             87,268              275,579
   Interest expense                       (40,805,791)        (24,608,258)          (1,733,745)
                                          (51,999,049)        (18,473,909)            (817,145)
    Loss before provision for
      income tax benefit and
      minority interest                   (97,298,207)        (53,307,482)         (15,003,537)
Provision for income tax benefit           15,000,000          12,000,000                    -
    Loss before minority interest         (82,298,207)        (41,307,482)         (15,003,537)
Minority interest in loss                           -             321,910              896,700
    Net loss                              (82,298,207)        (40,985,572)         (14,106,837)
Preferred stock dividends                 (13,011,270)         (5,878,960)            (328,011)
    Loss applicable to common stock
      shareholders                       $(95,309,477)      $ (46,864,532)        $(14,434,848)
Loss per common share                    $      (2.38)      $       (1.73)        $      (0.93)


                       See notes to consolidated financial statements.

                                CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                YEARS ENDED MARCH 31, 1997, 1996, AND 1995


                                                                 ADDITIONAL
                                           COMMON STOCK            PAID-IN       ACCUMULATED
                                      SHARES           AMOUNT       CAPITAL         DEFICIT                    TOTAL
BALANCE AT APRIL 1, 1994           15,410,000    $  38,422,543    $  5,084,716   $  (9,161,496)   $ 34,345,763
Value assigned to warrants
 exercised                             72,279           18,500         (18,500)              -               -
Preferred stock converted
 to common stock                      271,739        1,900,000               -               -       1,900,000
Value assigned to
 detachable warrants                        -                -         304,438               -         304,438
Preferred stock dividends                   -                -        (328,011)              -        (328,011)
Net loss for the year                       -                -               -     (14,106,837)    (14,106,837)
Balance at March 31, 1995          15,754,018       40,341,043        5,042,643     (23,268,333)     22,115,353
Net proceeds from sale
 of common stock                      179,765        1,470,329               -               -       1,470,329
Value assigned to
 detachable warrants                        -                -         1,350,000               -       1,350,000
Common stock issued to
 acquire 49% minority
 interest in Hampton Roads
 Wireless, Inc.                        652,523        8,000,000               -               -       8,000,000
  Less issuance cost                         -          (47,058)              -               -         (47,058)
Common stock issued in
 ACS Merger                         19,362,611      190,600,700               -               -     190,600,700
  Less registry costs                        -       (1,316,743)              -               -      (1,316,743)
Common stock issued in
 ECNW Merger                         1,880,565       18,652,859               -               -      18,652,859
Senior preferred stock
 issuance costs                              -                -      (1,349,984)              -      (1,349,984)
Preferred stock dividends                    -                -      (5,042,659)       (836,301)     (5,878,960)
Net loss for the year                        -                -                     (40,985,572)    (40,985,572)
Balance at March 31, 1996           37,829,482      257,701,130               -     (65,090,206)    192,610,924
Series A 8% preferred
 stock converted to
 common stock                        2,637,742       18,049,955               -               -      18,049,955
Value assigned to
 warrants exercised                     73,315           18,329               -         (18,329)              -
Senior preferred stock
 issuance costs                              -                -               -        (661,212)       (661,212)
Preferred stock dividends                    -                -               -     (13,011,270)    (13,011,270)
Net loss for the year                        -                -               -     (82,298,207)    (82,298,207)
Balance at March 31, 1997           40,540,539     $275,769,414    $          -   $(161,079,224)  $ 114,690,190

                                See notes to consolidated financial statements.

                     CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED MARCH 31, 1997, 1996, AND 1995

                                                            1997                     1996                    1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(82,298,207)         $  (40,985,572)          $  (14,106,837)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                          32,345,327              24,718,341                3,639,643
     Equity in net loss of CS Wireless                    17,600,000                       -                        -
   Deferred income tax benefit                           (15,000,000)            (12,000,000)                        -
   Investment and debt costs and discount                  3,336,483               1,778,893                  415,460
   amortization
   Write-off projects and other costs                      2,087,144                       -                        -
   Minority interest in loss                                       -               (321,910)                (896,700)
   Other                                                     260,969               (193,890)                (282,343)
   Changes in assets and liabilities, net of effects
     from acquisitions:
     Accounts receivable                                     690,092               (111,677)                  185,689
     Other assets                                           (382,798)               (128,117)                (173,370)
     Accounts payable and accrued expenses                 6,608,567             (7,404,356)                 3,146,463
       Net cash used in operating activities             (34,752,423)            (34,648,288)                 (8,071,995)
Cash flows from investing activities
  Cash paid for businesses acquired, net of cash                   -            (77,407,837)              (9,916,889)
  Purchase of wireless channel rights                     (3,686,989)            (24,489,840)              (1,308,678)
  Purchase of property and equipment                     (37,109,164)            (14,498,395)             (14,961,633)
  Purchase of investments                                (15,087,990)               (250,000)              (6,004,297)
  Proceeds from sale of investments                       43,495,837              13,461,558                6,000,000
  Other                                                     (278,810)             (1,025,793)              (1,174,374)
       Net cash used in investing activities             (12,667,116)           (104,210,307)             (27,365,871)
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of senior notes, other debt
   and warrants                                                    -             308,062,500                9,769,863
  Payment of senior and other debt                       (45,263,492)            (42,369,042)              (2,309,130)
  Cash paid for debt service escrow                                -             (90,638,756)                       -
   Proceeds from issuance of senior preferred stock
   and warrants                                                    -              70,000,000                        -
  Debt financing costs paid                                        -              (2,581,183)                       -
  Proceeds from issuance of common stock                           -               1,545,979                7,114,300
  Registry and other stock issuance costs paid                     -              (2,775,336)                (351,350)
  Other                                                     (108,145)               (324,405)                       -
       Net cash provided by (used in) financing          (45,371,637)            240,919,757               14,223,683
       activities
        Net increase (decrease) in cash and cash
        equivalents                                      (92,791,176)            102,061,162               (21,214,183)
Cash and cash equivalents, beginning                     103,263,094               1,201,932               22,416,115
Cash and cash equivalents, ending                       $ 10,471,918            $103,263,094            $   1,201,932


                See notes to consolidated financial statements.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                     SUPPLEMENTAL INFORMATION ON NON-CASH
                      INVESTING AND FINANCING ACTIVITIES



      1. During the years ended March 31, 1997, 1996, and 1995, in connection with property and equipment acquisitions, the Company accrued obligations of $1,213,335, $3,673,925, and $394,275, respectively.

      2. During  the  years ended March 31, 1997, 1996, and 1995, in connection
with  certain  wireless  channel   rights  acquisitions,  the  Company  accrued
obligations of  $2,380,234, $47,256,113, and $2,942,258, respectively.

      3. During the fiscal years ended March 31, 1997 and 1996, dividends on preferred stock were accrued totaling $13,011,270 and $5,812,562, respectively.

      4. During the year ended March 31, 1997, all of the Series A Preferred Stock, with a basis of $18,050,000, was converted into 2,637,742 shares of common stock, less $45 representing cash paid in lieu of fractional shares.

      5. During August 1996, the Company transferred 314,267 shares of CS Wireless, valued at $6,000,000, to Heartland Wireless Communications, Inc. in exchange for wireless channel rights in the Portsmouth, NH market.

      6. The Company acquired two corporations with assets (principally wireless channel rights), approximating $2,480,000, for a cash payment of $1,050,000 and seller financed long-term debt obligations of $1,430,000 on January 12, 1996.

      7. The underwriter's discount of $8,937,500 was deducted from the proceeds of the senior notes issued on September 29, 1995.

      8. On September 29, 1995, the Company issued CAI common stock in two acquisitions as follows:

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

         In connection with the ECNW acquisition, the Company paid $500,000 for non-compete agreements.

      9. On July 13, 1995, the Company purchased the 49% minority interest in Hampton Roads Wireless, Inc. for $8,000,000 in CAI common stock.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     SUPPLEMENTAL INFORMATION ON NON-CASH
                      INVESTING AND FINANCING ACTIVITIES



     10. In  January  1995,  the Company acquired  the  New  York  System.   In
conjunction with the acquisition, the Company issued $18,050,000 of Series A preferred stock and $11,000,000 of short-term notes as follows:


Fair value of assets acquired,
 net of cash acquired                                $ 40,691,463
Liabilities assumed                                    (1,724,574)
Preferred stock issued                                (18,050,000)
Short term notes issued                               (11,000,000)
 Cash paid                                          $   9,916,889


               SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                       1997                   1996                   1995
Cash payments for interest          $34,341,025            $18,541,227            $271,427

             See notes to consolidated financial statements.

               CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS. CAI Wireless Systems, Inc. (the "Company" or "CAI") was incorporated in August 1991, to invest in, lease, and purchase wireless channel rights (including multi-channel, multi-point distribution services ("MMDS") licenses and instructional television fixed services ("ITFS") licenses) and develop wireless cable systems. As of June 25, 1997, CAI had 40,540,539 shares of common stock, without par value (the "CAI Common Stock"), issued and outstanding. The Company operates six analog-based wireless cable systems providing service to approximately 70,800 subscribers in New York City, Rochester, and Albany, NY, Philadelphia, PA, Washington, DC, and Norfolk/Virginia Beach, VA. In addition, CAI has a portfolio of wireless cable channel rights in eight additional markets, including Long Island, Buffalo and Syracuse, NY, Providence, RI, Hartford, CT, Boston, MA, Baltimore, MD, and Pittsburgh, PA. For the fiscal year ended March 31, 1997, approximately 59% of total revenue was derived from the Philadelphia System and approximately 22% from the New York City System.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and CS Wireless Systems, Inc. ("CS Wireless") until February 23, 1996, when, as a result of the CAI-Heartland closing, it became 52% owned. Subsequent transactions have reduced the Company's interest to 47.7%. Since the closing date, CS Wireless has been accounted for on the equity method of accounting. All material inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

CASH EQUIVALENTS. For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market type funds. The Company has a concentration of credit risk with regard to its cash in excess of the amount subject to federal insurance and money market type funds. The Company does not require collateral on cash equivalents. The Company has mitigated its risk by depositing its cash in high credit quality financial institutions and by investing in low risk, high grade money market type funds which invest in U.S. government securities or high grade commercial paper.

ACCOUNTS RECEIVABLE. The Company has a geographic concentration of credit risk with respect to accounts receivable since all of its subscribers are located in the northeastern section of the United States. However, this risk is mitigated based on subscribers being primarily residential with diverse economic backgrounds.

PROPERTY  AND EQUIPMENT.   Property  and  equipment  are  carried  at  cost.
Depreciation and amortization is calculated by the straight-line and accelerated methods over the estimated useful lives of the related assets. The Company capitalizes subcontractor and direct employee labor costs incurred in connection with the installation of its television reception equipment on subscriber premises. Amortization of such costs is based on the estimated subscriber turnover rate for each system. These turnover rates range from 2 to 5 years. In addition, projects in process are carried at cost, including capitalized interest amounting to $953,300 and $144,900 for the years ended March 31, 1997 and 1996, respectively.

ACQUISITIONS. All acquisitions of companies have been accounted for on the purchase method of accounting and the purchase prices have been "pushed down" to the acquired companies, primarily to wireless channel rights and goodwill, including provisions for deferred income taxes where applicable. Some acquisitions required issuance of CAI common stock which was recorded at the average market price per share as defined in the purchase agreements, usually over a ten day period. Also, direct acquisition costs were included as part of the purchase price. Costs to register CAI common stock in connection with an acquisition were treated as a reduction of the fair market value of shares issued for that acquisition.

               CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INVESTMENT IN CS WIRELESS SYSTEMS, INC. The investment in CS Wireless is recorded at cost and the difference between CAI's cost and the pro-rata ownership of the underlying equity of approximately $34,000,000 is being amortized over 15 years, commensurate with goodwill and wireless channel rights amortization periods to which the investment primarily relates. CAI records its share of CS Wireless' net loss, adjusted for the amortization of its investment, under the equity method because the Company does not control day to day operations. CS Wireless was a wholly-owned subsidiary until February 23, 1996. CS Wireless has adopted a December 31 fiscal year and accordingly the Company records its proportionate share of the results of CS Wireless' operations based on their fiscal period ending three months earlier than that of the Company.

INTANGIBLES.

      WIRELESS CHANNEL RIGHTS. Wireless channel rights are carried at cost and amortized over their estimated useful lives, generally 15 years, when the related market is placed in service or available for service.

      GOODWILL. Goodwill, consisting of acquisition costs in excess of the amounts allocated to assets and liabilities of the companies acquired, is amortized over 15 years. Accumulated amortization was $11,578,300 and $4,336,158 as of March 31, 1997 and 1996, respectively.

      LOAN ACQUISITION  COSTS.   Costs  incurred to obtain financing for the
acquisitions and for general corporate purposes are amortized over the respective terms of the debt, primarily seven years.

LONG-LIVED ASSETS. The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," on April 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Pursuant to SFAS No. 121, the Company periodically reviews wireless channel rights and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such circumstances occur, the Company evaluates the possible effects on the carrying amount of such assets. The adoption of this Statement did not have a significant effect on the Company's financial position, results of operations, or liquidity.

The Company's estimates of future gross revenues and operating cash flows, the remaining estimated lives of long-lived assets, or both could be reduced in the future due to changes in, among other things, technology, the Company's ability to obtain permission for flexible use of the wireless channel rights, government regulation, available financing or competition. The Company's estimate of future gross revenues and operating cash flows assumes that the Company will successfully develop and provide digital wireless cable systems as well as video, voice and data transmission such as Internet access and telephony. Because these alternative uses of the MMDS spectrum are in the early stages of development, there is no assurance that the Company can commercially deploy such alternatives or that it will be able to achieve positive cash flow from any operating activities. As a result, the carrying amounts of long-lived assets, including goodwill, could be reduced by amounts which would be material to the financial statements.

INVESTMENTS IN DEBT SERVICE ESCROW. Investments in the debt service escrow, consisting of debt instruments maturing through September 1998 to coincide with the interest payment dates of the senior notes, are carried at cost since they will be held to maturity. Each investment is adjusted for accretion of discounts and amortization of premiums which are reflected in interest income.

REVENUE RECOGNITION. Revenues from subscribers are recognized in the period that service is rendered. Installation fees are recognized as revenues upon subscriber hook-up to the extent of costs to obtain subscribers.

               CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK  OPTIONS.   On  April  1,  1996,  the  Company  adopted  SFAS No. 123,
"Accounting for Stock-Based Compensation," which requires entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant or alternatively, to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123. Under APB Opinion No. 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

LOSS PER SHARE. Loss per share has been calculated on the basis of weighted average number of shares outstanding during each period presented. The weighted average number of shares outstanding were 40,069,258 shares, 27,075,578 shares, and 15,456,540 shares for the years ended March 31, 1997, 1996, and 1995, respectively. Outstanding options, warrants, and other convertible securities were not considered for the purposes of calculating the weighted average shares of common stock outstanding, since these securities were determined to be anti-dilutive.

RECLASSIFICATION. The Company has reclassified certain items in prior years' financial statements to make them comparative to the current year presentation. The reclassification had no effect on results from operations.

OTHER DEVELOPMENTS.

      Financial  Accounting  Standards  Board  No.  125  -   "Accounting  for
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement which would be effective for all transfers after December 31, 1997, addresses several matters that have a significant impact on certain industries. It addresses how and when to record transferred assets, transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls," "wash sales," loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities, collateral, repurchase agreements and how to amortize servicing assets and liabilities. CAI believes this statement will not have a material effect on CAI's financial position or results of operations.

      Financial Accounting Standards No. 128 - "Earnings Per Share." This statement which is effective for financial statements issued for periods ending after December 15, 1997, simplifies the computation of earnings per share ("EPS") by replacing the "primary" EPS requirements with a "basic" EPS computation based upon weighted-average shares outstanding. This new standard requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. CAI believes statement will not have a material effect on loss per share.

      Financial Accounting Standards Board No. 129 - "Disclosure of Information About Capital Structure." Effective for financial statement periods ending after December 15, 1997, this statement requires disclosure about (a) the liquidation preference of preferred stock, (b) redeemable stock, and (c) descriptive information of other securities previously omitted since they were not part of the computation of earnings per share. CAI generally provides the aforementioned disclosures, but will augment such disclosures when and if necessary.

               CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2-ACQUISITIONS

HAMPTON ROADS  WIRELESS,  INC.   On  July 13, 1995, the Company acquired the
remaining 49% minority interest in the Hampton Roads Wireless, Inc. for $8,000,000 in CAI Common Stock. In accordance with the purchase method of
accounting, the excess (approximately  $7,890,000)   over  the book value of
the minority interest acquired has been allocated to the wireless channel rights acquired.

TWO BOTT CORPORATIONS.   On  January  12,  1996,  the  Company  acquired two
corporations (Chenango Associates, Inc. and Onondaga Wireless, Inc.) from George Bott and a related Bott trust. The two corporations had no revenues, or operations and hold wireless channel rights in Buffalo and Syracuse, NY, respectively. The purchase price for the two corporations was $2,480,000 of which $1,430,000 is payable without interest over six years with a balloon payment of $1,029,500. This six year note has been recorded at a present value of $757,000 using a 12.25% imputed interest rate. In accordance with the purchase method of accounting, the excess (approximately $1,439,000) of the purchase price over the carrying value (approximately $368,000) of the net assets acquired has been allocated to the wireless channel rights.

NEW YORK SYSTEM. As of January 9, 1995, the Company, through its wholly-owned subsidiary, New York Choice Television, Inc., acquired assets, and assumed certain liabilities of the New York City wireless cable system of The Microband Companies, Inc., an unaffiliated entity under protection of Chapter 11 of the Bankruptcy Code at that date. The Company funded the acquisition price of $39,050,000 with $18,050,000 of Series A preferred
stock,   $11,000,000   of  short-term  notes,  and  $10,000,000  in  cash.  In
accordance with the purchase method of accounting, the excess (approximately $31,700,000) of the acquisition cost over the fair value of the tangible assets and liabilities has been allocated to wireless channel rights.

ACS ENTERPRISES, INC. On September 29, 1995, the Company acquired ACS Enterprises, Inc. and Subsidiaries ("ACS"), a public company with operating wireless cable systems in Philadelphia, PA, Cleveland, OH and Bakersfield, CA and wireless channel rights in Stockton/Modesto, CA, for $3.50 per ACS common share and 1.65 CAI common shares for each ACS common share. This acquisition required $41,072,206 in cash and 19,362,611 shares of CAI common stock valued at $190,600,700. The purchase price, including direct acquisition costs, in excess of ACS's book value was allocated to wireless channel rights and the remainder to goodwill. (See Note 5). ACS has been included in the Company's operations since September 29, 1995.

EASTERN CABLE NETWORKS OF WASHINGTON, INC. On September 29, 1995, the Company acquired Eastern Cable Networks of Washington, Inc. ("ECNW") which operates a wireless cable system in the Washington, DC area for approximately $8,366,000 in cash and 1,880,565 shares of CAI common stock valued at $18,653,000. ECNW was merged into a subsidiary of CAI which was renamed Washington Choice Television, Inc. The purchase price, including direct acquisition costs, in excess of book value was allocated to wireless channel rights. ECNW has been included in the Company's operations since September 29, 1995.

                CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                 Useful
                                                  LIFE                  1997                      1996
Transmission equipment                          3-7 years          $10,529,180              $  9,542,449
Subscriber equipment                            2-5 years           46,982,451                41,950,370
Leasehold improvements                          5-20 years           1,124,354                   939,090
Office furniture and equipment                  5-7 years            3,508,961                 3,056,631
Vehicles                                        3 years                529,656                   584,761
                                                                    62,674,602                56,073,301
  Less accumulated depreciation
  and amortization                                                  28,767,392                14,063,102
                                                                    33,907,210                42,010,199
Projects in process                                                 35,859,807                10,558,420
                                                                   $69,767,017               $52,568,619

      Subscriber equipment includes recoverable equipment (antennas, downconverters, set-top converters, and remote controls); non-recoverable equipment (wiring, connectors, and miscellaneous small parts); and installation costs (outside subcontractor charges, internal direct labor, and other related installation costs are capitalized). The Company generally does not capitalize the cost of disconnecting or reconnecting subscribers.

      The projects in process primarily represent costs incurred to date relative to establishing digital systems in Norfolk/Virginia Beach, VA and Boston, MA. In connection with building the Boston digital system (the "Boston Project") in accordance with the BR Agreement, CAI abandoned certain improvements with a cost of approximately $2 million.

      Depreciation and amortization of property and equipment for the years ended March 31, 1997, 1996, and 1995 was $14,920,000, $12,922,000, and
$2,518,000, respectively.

NOTE 4 - WIRELESS CHANNEL RIGHTS

      The Company has acquired wireless channel rights through direct negotiation with licenseholders and with sub-lessors of certain licenses and through business combinations. The Company's wireless channel rights are predominately lease arrangements, however, the Company is the direct licensee of certain licenses and has purchase options with respect to others. The Company's wireless channel rights are principally located in the New York City, Albany, Long Island, Buffalo, and Rochester, New York; Hartford, Connecticut; Norfolk/Virginia Beach, Virginia; Boston, Massachusetts; Philadelphia and Pittsburgh, Pennsylvania; Washington, D.C., and Baltimore, Maryland markets.

      The lease and sub-lease agreements frequently require initial fees followed by monthly fees based on subscriber volume, subject to certain minimum fees. Some agreements require profit sharing with the licenseholders. The lease and sub-lease periods generally follow the periods corresponding to the actual FCC license dates with provisions for extensions upon license renewal from the FCC. The FCC licenses are typically granted for a ten-year period and there is no automatic renewal of such licenses. The use of such channels by the lessors is subject to regulation by the FCC and, therefore, the Company's ability to continue to enjoy the benefits of these leases is dependent upon the lessors' continuing compliance with applicable regulations. Most of the Company's leases provide that the lessor may negotiate lease renewals with only the Company and, if a renewal agreement is not reached within a specified time, grant the Company a right of first refusal to match any competing offers. Although the Company does not believe that the termination of or failure to renew a single channel lease would adversely affect the Company, several of such terminations or failures in one or more markets that the Company actively serves could have a material adverse effect on the Company.

               CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - WIRELESS CHANNEL RIGHTS (CONTINUED)

      The Company is obligated to pay, as of March 31, 1997, minimum fees to licenseholders or sub-lessors in future years as follows:

        Years ending
        MARCH 31,
           1998                                     $  5,032,000
           1999                                        5,345,000
           2000                                        5,602,000
           2001                                        5,751,000
           2002                                        5,780,000
           Thereafter                                 12,792,000
             Total                                   $40,302,000

      Lease expense for the years ended March 31, 1997 and 1996 was approximately $3,654,000 and $1,700,000, respectively. The Company capitalizes the wireless channel rights acquisition costs and initial fees and amortizes such costs when operations commence in the market to which they relate. The non-operating wireless channel rights, totaling approximately $52,000,000 as of March 31, 1997, and $89,000,000 as of March 31, 1996, will be amortized when the related market is either available for service or placed in service,
whichever  occurs  first.   The  following is a summary  of  wireless
channel rights:

                                                           1997                     1996
Cost of wireless channel rights                       $224,259,175                $212,691,464
Less accumulated amortization                           16,578,624                   6,717,624
                                                      $207,680,551                $205,973,840

       Amortization of the wireless channel rights for the years ended March 31, 1997, 1996, and 1995 was $9,861,000, $6,468,000, and
$1,112,000, respectively.

      Wireless channel rights obligations are generally due within one year without interest. The amount due as of March 31, 1996 includes $35,101,033 due from the March 1996 FCC Auction, and was net of $12,600,000 due from CS Wireless for rights acquired by CAI on behalf of CS Wireless which was substantially paid to CAI during the year ended March 31, 1997. FCC Auction obligations of $1,089,600 are anticipated to become due in fiscal 1998.

NOTE 5 - INVESTMENT IN CS WIRELESS SYSTEMS, INC.

      CAI closed a series of transactions on February 23, 1996 with Heartland Wireless Communications, Inc. ("Heartland") and CS Wireless pursuant to a participation agreement between CAI and Heartland dated December 12, 1995 (the "Participation Agreement"). Concurrently, CS Wireless also closed an offering of $400,000,000 face amount of units with gross proceeds approximating $230,000,000 which were used in part to make the cash payment to Heartland on February 23, 1996. Each unit consisted of four $1,000 face amount 11.375% senior discount notes, due March 1, 2006 and 1.1 shares of CS Wireless common stock. CAI has not guaranteed this or any other CS Wireless debt. Immediately following the closing of such transactions, CAI owned approximately 52% of CS Wireless, Heartland approximately 37%, an affiliate of Bell Atlantic Corporation and NYNEX Corporation (the "BANX Partnership") approximately 10%, and the unit holders approximately 1%, taking into account certain true-up provisions.

      CS Wireless, which had been a wholly-owned subsidiary of CAI and the operator of a wireless cable system in Cleveland, OH, acquired or had contributed to it, under the Participation Agreement, operating wireless cable systems or wireless channel rights held by CAI in Bakersfield, CA, Charlotte, NC, and Stockton/Modesto, CA and held by Heartland in Dallas, Fort Worth, and San Antonio, TX, Dayton, OH, Maysville and Sweet Springs, MO, Minneapolis,

        CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INVESTMENT IN CS WIRELESS SYSTEMS, INC. (CONTINUED)

MN, Grand Rapids, MI and Salt Lake City, UT. The Heartland contribution was valued at approximately $138,663,000, the estimated fair value. Heartland originally received 3,578,834 shares of CS Wireless common stock, approximately $28,300,000 of cash, and $40,000,000 of notes from CS Wireless. Heartland received another $5,000,000 and 257,201 shares of CS Wireless pursuant to the "true-up" provisions of the Participation Agreement.

      Subsequently, CAI transferred 314,267 shares of its CS Wireless common stock to acquire wireless channel rights in Portsmouth, NH and CS Wireless issued additional shares in another transaction causing CAI's ownership in CS Wireless to decrease to 47.7% as of March 31, 1997.

      The following is a condensed version of the Consolidated
Balance Sheet of CS Wireless Systems, Inc. and Subsidiaries as of December 31, 1996 as presented in its Form 10-K as of that date.

     ASSETS
Cash and cash equivalents                                    $113,072,000
Other current assets                                            3,278,000
Systems and equipment, net                                     42,955,000
Wireless channel rights, net                                  172,953,000
Excess of cost over fair value of net assets acquired          52,011,000
(goodwill)
Net assets held for sale                                       19,366,000
Loan acquisition costs, net                                    10,602,000
                                                             $414,237,000
     LIABILITIES AND EQUITY
Accounts payable and accrued expenses                      $    6,655,000
Other current liabilities                                       1,043,000
BTA auction payable to affiliates                               4,902,000
Long-term debt                                                  4,737,000
Heartland long-term note                                       15,000,000
Senior discount notes                                         251,637,000
Deferred income taxes                                           5,429,000
Common stock and paid-in capital                              154,568,000
Accumulated deficit                                           (29,734,000)
                                                             $414,237,000

     CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The following is a condensed version of the Consolidated Statement of Operations for CS Wireless
Systems,  Inc.  and  Subsidiaries  for  the  year  ended
December 31, 1996 as presented in its Form 10-K for that period.

Total revenues                                                            $  22,738,000
Operating expenses:
  Systems operations                                                         13,258,000
  Selling, general and administrative                                        13,934,000
  Depreciation and amortization                                              20,345,000
   Total operating expenses                                                  47,537,000
     Operating loss                                                         (24,799,000)
Interest expense                                                            (24,959,000)
Interest income                                                               6,600,000
     Loss before income tax benefit                                         (43,158,000)
Income tax benefit                                                           14,631,000
     Net loss                                                              $(28,527,000)
Loss per common share                                                          $  (3.06)

NOTE 6 - DEBT SERVICE ESCROW

      The debt service escrow relating to the $275,000,000 of 12.25% Senior Notes (the "Senior Notes") is being used to pay the first three years of interest on the Senior Notes. The escrow is held in trust and consists of marketable government debt instruments that mature as follows:

                                                         GROSS UNREALIZED
                                    AMORTIZED COST     GAINS         LOSSES            MARKET VALUE

Maturing in fiscal year ending:
 March 31, 1998                     $31,276,518        $ 12,926    $  48,038         $31,241,406
 March 31, 1999                      16,371,585               -      111,137           16,260,448
   Total invested                    47,648,103        $ 12,926     $159,175           47,501,854
Cash balance                             23,532                                            23,532
Accrued interest                        193,754                                           193,754
   Total escrow balance             $47,865,389                                       $47,719,140

      The Company receives face value upon maturity of the securities in the escrow account with no gain or loss. Also the Company has a concentration of credit risk with respect to the investments in the escrow account which is mitigated by investing in marketable U.S. government debt instruments.

NOTE 7 - OTHER ASSETS

      Other assets consist of :

                                                              1997                        1996
Notes receivable                                          $   692,952                 $  501,815
Notes receivable-related parties                              880,054                          -
Other intangible assets                                       209,505                    522,812
Deposits                                                      637,143                    579,273
Other                                                         415,997                    664,947
                                                           $2,835,651                 $2,268,847

       CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - DEBT

      Debt consists of the following:

                                                                     1997                      1996

SENIOR DEBT
 12.25% senior notes due 2002{ (a)}                              $275,000,000             $275,000,000
NOTES PAYABLE
 Term notes due May 9, 2005{ (b)}                                  29,813,550               29,753,550
 Acquisitions{ (c)}                                                 6,799,029               12,138,186
 Vehicles, equipment and other                                        174,017                1,542,931
                                                                 $311,786,596             $318,434,667


Scheduled maturities of debt at March 31, 1997, are as follows:

                       YEARS ENDING MARCH 31,
                            1998                                  $       536,680
                            1999                                          274,865
                            2000                                          232,560
                            2001                                        5,390,880
                            2002                                          538,060
                            Thereafter                                304,813,550
                                                                     $311,786,596


{(a)} CAI's offering of $275,000,000  of  12 1/4%
   Senior Notes due 2002 closed on September  29,
   1995.  The  proceeds  were used in part to pay
   the cash portions of certain  acquisitions and
   to   fund   a   debt  service  escrow  account
   ("Escrow")  with  approximately three years of
   interest pursuant to the Indenture dated as of
   September 15, 1995 (the "Indenture") governing
   the Senior Notes. The Indenture requires semi-
   annual interest payments (March and September)
   from  Escrow.   The principal  amount  of  the
   Senior Notes is due  in  full on September 15,
   2002. The Senior Notes are  general  unsecured
   obligations of CAI except for a first priority
   security interest in the Escrow and would rank
   equal  with  any  other  senior  debt  of  the
   Company   to  be  issued  and  senior  to  the
   Company's other  debt with respect to right of
   payment.  The  Senior  Notes  are  effectively
   subordinated to all collateralized debt to the
   extent of the value  of assets collateralizing
   such debt. The Indenture  also imposes certain
   limitations and restrictions on CAI, including
   the ability to incur additional  indebtedness,
   pay  dividends,  make  investments, consummate
   certain  asset  sales,  enter   into   certain
   transactions with affiliates, incur liens, engage in unrelated businesses, and enter into mergers and/or consolidations without express consent. (See Note 19 for subsequent financing).

{(b)}  Two  $15,000,000   term  notes  issued  to
   affiliates of NYNEX and  Bell Atlantic are due
   on May 9, 2005 with interest  at 16%, accruing
   semi-annually  on  both principal  and  unpaid
   accrued interest.  Interest will be paid semi-
   annually on March 1  and  September  1 of each
   year,  commencing  on March 1, 1999. The  term
   notes  contain  maintenance   and   compliance
   covenants   including   compliance   with  the
   Business   Relationship   Agreement   and  the
   covenants mentioned in (a) above. The original
   discount  of $300,000 represents the value  of
   the Warrants issued with the term notes and is
   amortized  over   the   term  note  period  as
   interest expense. The term notes interest rate
   increased to 16% from 14%  per  annum pursuant
   to  an  adjunct  agreement with certain  other
   affiliates   of  Bell   Atlantic   and   NYNEX
   regarding licensing  issues.   For  the  years
   ended   March  31,  1997  and  1996,  interest
   expense  on   the   term   notes  approximated
   $5,700,000 and $4,000,000, respectively,  both
   of which are included in accrued expenses at March 31, 1997.

 CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - DEBT (CONTINUED)

   The term notes are convertible into 14% Senior
   Preferred  Stock  at  the  initial  Conversion
   Price of $10,000  per  Senior  Preferred Share
   until  September  29,  2000.  The  14%  Senior
   Preferred  Shares are convertible into  Voting
   Preferred Stock  based on a formula prescribed
   in the terms of the  Senior  Preferred  Stock.
   In addition to the term notes, the Company has
   issued  to  affiliates  of  Bell  Atlantic and
   NYNEX  7,000 shares of Senior Preferred  Stock
   and  warrants  to  purchase  Voting  Preferred
   Shares  from  the  Company  from  time to time
   based on formulas prescribed in the  terms  of
   the  Stage  I  Warrants  until   September 29,
   2000.    The   Voting   Preferred   Stock   is
   convertible  into common stock.  Together, the
   terms and intent of the term notes, 14% Senior
   Preferred Stock,  and the Stage I and Stage II
   Warrants allow NYNEX and Bell Atlantic through
   their affiliates to  maintain  a  constant 45%
   common   stock   position   in  CAI,  assuming
   exercising the Warrants and full conversion of
   all shares to common shares.  (See Note 17 for
   defined  terms  and  for  updated  information
   concerning   CAI's  relationship   with   Bell
   Atlantic and NYNEX).
{
(c)} The notes payable  for  acquisitions consist
   of  (1)  a series of notes in  the  amount  of
   $2,793,000  relating  to  the  Baltimore Asset
   purchase  due  on  September  29,  2000   with
   interest  payable  quarterly  at  8% per annum
   through  September  1998  and  12%  per  annum
   thereafter   to   maturity,   the   notes  are
   subordinated to all other CAI obligations  for
   borrowed  money  unless,  by  its  terms, such
   obligations  are  not Senior Indebtedness  and
   all other obligations  collateralized by liens
   or a security interest on  CAI   property; and
   (2)  acquisition notes payable reflecting  the
   notes  issued  to Mr. Bott and the Bott Family
   Trust in connection  with the purchase of four
   corporations  with  wireless  channel  rights.
   Three Bott corporations were acquired on March
   31, 1994 partly through  the issuance of notes
   with a face value of $3,750,000, discounted to
   $2,910,000 based on an imputed  interest  rate
   of   8.5%.    Another   Bott  corporation  was
   acquired in January 1996 partly through the issuance of a note with a face value of $1,430,000, discounted to $757,000 based on an imputed interest rate of 12.25%. Each of the Bott notes is collateralized by the common stock of the company acquired and mature through January 2002.

      Pursuant to CAI's debt instruments,  CAI is
restricted from incurring additional indebtedness
(except in connection with purchases of goods and
services in the ordinary course of business,  and
other   ordinary  course  indebtedness  permitted
thereunder, granting liens to secure repayment of
indebtedness,   making  investments  (other  than
investments specifically  permitted  thereunder),
pay dividends, dispose of assets, enter  into any
merger,    consolidation,    reorganization,   or
recapitalization plan, retire  long-term debt, or
make any acquisitions without the  prior  consent
of the lenders.  Further, in accordance with  the
loan agreement governing the subsequent financing
(see   Note  19),  the  Company  is  required  to
maintain minimal levels of net worth and number of subscribers, and is limited with respect to the amount of annual capital expenditures.

      The components of the consolidated income tax benefit for the years ended March 31, 1997, 1996, and 1995 are as follows:

                           1997              1996             1995
Current              $          -       $         -       $         -
Deferred               15,000,000        12,000,000                 -
    Total             $15,000,000       $12,000,000       $         -

      The  primary  items  giving  rise   to  the
difference between the federal statutory tax rate and the Company's effective tax rate is the recognition of certain tax benefits associated with acquisitions as a reduction to goodwill under the purchase accounting rules for the year ended March 31, 1996 and the establishment of a valuation allowance against deferred tax assets for the years ended March 31, 1995 and 1997.

 CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEBT (CONTINUED)

      The significant components of deferred tax assets (liabilities) are as follows:

                                         1997                     1996                     1995
Net operating loss carryovers       $ 72,100,000             $ 24,915,000             $  7,630,000
Intangibles                          (32,635,000)             (34,841,000)              (1,580,000)
Investment in CS Wireless            (18,726,000)             (24,000,000)                       -
Property and equipment                (2,352,000)              (1,434,000)                (462,000)
Other, net                               513,000                  (50,000)                 402,000
  Total net deferred tax asset
  (liability)                         18,900,000              (35,410,000)               5,990,000
Less: Valuation allowance            (18,900,000)                       -               (5,990,000)
Net deferred tax asset (liability) $          -              $(35,410,000)            $          -

NOTE 9 - INCOME TAXES


      Approximately   $47,410,000   of   the
change in deferred taxes from March 31, 1995
to  March  31, 1996 was recorded  as  a  net
increase  in   goodwill   incident   to  the
purchase accounting of certain acquisitions.
Subsequently,  that  amount  was reduced  by
$20,410,000  due to available net  operating
losses  not  taken   into  account  until  a
determination    was    made     of    their
allowability.

      A  valuation allowance is provided  to
reduce deferred tax assets to a level which,
more likely than not, will be realized.  The
deferred  tax   assets   recorded   reflects
management's  estimate  of  the amount which
will   be   realized   based   upon  current
operating results and contingencies. During the year ended March 31, 1996 the valuation allowance of $5,990,000 as of March 31, 1995, was eliminated. During the year ended
March 31, 1997, a valuation allowance in the amount of $18,900,000 was established.

      The Company has available  as of March
31, 1997 approximately $180,000,000  of  net
operating  loss carryforwards which begin to
expire   in  1998.    The   use   of   these
carryforwards are limited on an annual basis pursuant to the Internal Revenue Code due to certain changes in ownership and equity transactions.



NOTE 10 -  DISCLOSURES  ABOUT  FAIR VALUE OF
FINANCIAL INSTRUMENTS

      The following methods and  assumptions
were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS. The carrying amount approximates fair value because of the short maturity of those instruments.

DEBT SERVICE ESCROW. The fair values of the investments in the debt service escrow are estimated based on market values.

     CAI WIRELESS SYSTEMS, INC. AND
              SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL
               STATEMENTS

NOTE 10 - DISCLOSURES  ABOUT  FAIR  VALUE OF
FINANCIAL INSTRUMENTS (CONTINUED)

DEBT.  The fair value of the Company's  debt
is  primarily  based on quoted market prices
for its publicly traded Senior Notes and for
the  remaining  debt,   estimated  based  on
quoted market prices for the same or similar issues or on the current rates offered to the Company for debt with similar remaining maturities. The fair value of debt maturing within twelve months is estimated to be its carrying value.

                                                     CARRYING AMOUNT                            FAIR VALUE

                                      1997                  1996                   1997                 1996

Cash and cash equivalents          $10,471,918           $103,263,094          $  10,471,918          $103,263,094
Debt service escrow                 47,865,389             77,621,088             47,719,140            77,654,796
Debt
 Senior Notes                      275,000,000            275,000,000            129,250,000           292,187,500
 Term  notes and other              36,786,596             43,434,667             21,073,046            45,556,117

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Equipment Replacement.  Due to interference
caused    by    the   new   PCS   telephone
frequencies, the Company intends to replace
approximately       24,000       subscriber
downconverters in the Philadelphia market at a rate of approximately 500 replacements per month plus all of the new installations receiving the new equipment. Replacements will cost approximately $84 per unit, while new installations will incur a $62 per unit additional cash outflow by not reusing currently owned equipment. The total cost of this replacement in Philadelphia is approximately $1.7 million. Replace costs in other CAI markets, if deemed necessary, are not expected to be material.

PURCHASE  COMMITMENTS.   As  of  March  31,
1997,   the   Company   had   approximately
$3,200,000 of outstanding purchase  orders,
primarily   relating   to   equipment   and
technical work for the digital projects.

RETIREMENT  PLAN.   Effective April 1, 1996,
the Company sponsored a defined contribution
pension plan pursuant  to  Internal  Revenue
Code  section 401(k), covering substantially
all of  its  employees.   Contributions  are
withheld  from  participating employees with
the Company matching  50% of the first 5% of
covered   employees   wages   withheld   and
contributed to the plan, which amounted to $114,000 for the year ended March 31, 1997.

Legal Proceedings.

      SHAREHOLDERS' CLASS ACTION LAWSUIT. CAI
has  been named in six class action  lawsuits
alleging  various  violations  of the federal
securities  laws  filed in the United  States
District Court for  the  Northern District of
New York.  The actions were consolidated into
one  lawsuit  entitled  IN  RE  CAI  WIRELESS
SYSTEMS,  INC. SECURITIES LITIGATION  (96-CV-
1857) (the  "Securities  Lawsuit"),  which is
currently pending in the Northern District of
New    York.    The   amended,   consolidated
complaint,  which names the Company, Jared E.
Abbruzzese,  Chairman   and  Chief  Executive
Officer  of  the  Company,  John  J.  Prisco,
President,  Chief  Operating  Officer  and  a
Director of the Company, and Alan Sonnenberg, the

     CAI WIRELESS SYSTEMS, INC. AND
              SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL
               STATEMENTS


NOTE   11  -  COMMITMENTS  AND  CONTINGENCIES
(CONTINUED)

former President  of the Company and a member
of   the   its    Board  of   Directors,   as
defendants, alleges  a  variety of violations
of the anti-fraud provisions  of  the Federal
securities  laws  by CAI arising out  of  its
alleged disclosure  (or alleged omission from
disclosure) regarding  its Internet and other
flexible use of MMDS spectrum, as well as its
business relationship with  Bell Atlantic and
NYNEX.   Specifically, the complaint  alleges
that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-
5 promulgated under the Exchange Act during the specified Class Period (May 23, 1996 through December 6, 1996).

      The Company has notified the carrier of
its   Directors'   and   Officers'  Liability
insurance policy, which is  intended to cover
not   only   the   Company's   officers   and
directors,  but  also  the  Company   itself,
against claims such as those made in the Securities Lawsuit. The policy covers up to $5 million of any covered liability, subject to a retention amount of $500,000.

      The   Securities   Lawsuit  is  in  its
preliminary stages.  A scheduling  conference
was  held  on  June  3,  1997,  at  which the
briefing  schedule for defendants' motion  to
dismiss was  agreed  upon  among the parties.
Based on such schedule, the  Company believes
that such motion will not be ruled upon until
the  fall  of  1997.   While  the  motion  is
pending,   all   other   deadlines  affecting
motions  and discovery have  been  postponed.
The Company and individual defendants are contesting the Securities Lawsuit vigorously and believe it is entirely without merit.
Accordingly,  management  believes  that  the
Securities Lawsuit will not have a material adverse effect on the Company's earnings, financial condition or liquidity.

      OTHER  LITIGATION.    The   Company  is
involved in various claims and legal actions arising in the ordinary course of business.
In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's earnings, financial condition or liquidity.

REGULATORY  MATTERS.   Due  to the regulated
nature   of   the   subscription  television
industry,   the   Company's    growth    and
operations may be adversely impacted by the adoption of new, or changes to existing, laws or regulations or the interpretations thereof.

NOTE 12 - REDEEMABLE PREFERRED STOCKS

      As part  of the BANX Transactions (see
Note  17)  the  BANX  Partnership  purchased
7,000   shares   of     Senior   Convertible
Preferred Stock, par value  $10,000 ("Senior
Preferred")   and   Stage  II  Warrants   to
purchase Voting Preferred Stock, without par
value, of CAI. The Senior  Preferred  has  a
14%  cumulative  dividend, payable quarterly
(optionally  before  December  1,  1998  and
mandatorily after  December  1,  1998).  The
dividend   is   increased   by   an   amount
calculated at a rate of 14% per annum, compounded semi-annually, on any accrued dividends remaining unpaid. In addition, the Company is subject to an additional dividend at the rate of 0.5% per quarter on the par value plus unpaid accrued dividends pursuant to an adjunct agreement with affiliates of Bell Atlantic and NYNEX regarding licensing issues.

      The  Senior Preferred  is  convertible
into Voting  Preferred  Stock,  based  on  a
formula  prescribed  in  the  terms  of  the
Senior  Preferred for a period of five years
commencing  on  September 29, 1995, the date
of  issue. In turn,  the   Voting  Preferred
Stock  is  convertible  into  common  stock,
initially  at  the  rate  of  100  shares of
common   stock  for  one  share  of   Voting
Preferred Stock. The terms and intent of the
Senior  Preferred   and   the   Term  Notes,
together  with  the  Stage  I  and Stage  II
Warrants held by affiliates of NYNEX and Bell Atlantic, are to allow them the ability to maintain a 45% common stock ownership position at all times, assuming exercise and conversion of all warrants and preferred shares. The Senior Preferred Stock also provides for mandatory redemption at par plus any accrued dividends on September 29, 2005, absent any conversion.

In conjunction  with  the  January  9,
1995 acquisition of the New York System, the
Company issued 180,500 shares of Series A 8%
Redeemable   Convertible   Preferred  Stock.
During the year ended March 31, 1997, all of
the   Series  A  8%  Redeemable  Convertible
Preferred Stock had been converted into a total of 2,637,742 shares of CAI Common
Stock.

     CAI WIRELESS SYSTEMS, INC. AND
              SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL
               STATEMENTS


NOTE 13 - SHAREHOLDERS' EQUITY

      In  May  1996,  75,000  warrants  were
exercised on a non-cash basis at $.25 by an officer of the Company for 73,315 shares of common stock. The value of the aggregate exercise price was $18,329.

      On  September  29,  1995, the  Company
amended  and  restated  its  Certificate  of
Incorporation, with shareholder approval, to
increase the authorized number of CAI no par
Common  Shares  available for issuance  from
45,000,000 to 100,000,000  and  to authorize
15,000  shares of a new class of 14%  Senior
Preferred Stock, par value $10,000 per share
and 2,000,000  shares  of  a  new  class  of
Voting  Preferred  Stock,  no par value. The
Senior  Preferred Stock is convertible  into
Voting  Preferred   Stock   and  the  Voting
Preferred Stock is convertible into common stock.

      On   March   8,   1995,   the  Company
authorized  and  issued  20,000  shares   of
Series  B  preferred  stock  for  $2,000,000
gross  proceeds  before a $100,000 placement
fee.   All  20,000  shares   of    Series  B
preferred stock were converted into  271,739
shares of common stock.

      The stock capitalization is as follows:

                                            Shares Authorized                    Shares Issued and Outstanding
        CLASS OF  STOCK                    AS OF MARCH 31, 1997              MARCH 31, 1997          MARCH 31, 1996
Preferred stock
   14% Senior convertible preferred stock,
   par value $10,000 per share                    15,000                        7,000                     7,000
  Series preferred stock, no par value
     Series A 8% redeemable convertible
     preferred stock, no par value               350,000                            -                   180,500
    Undesignated                               4,650,000                            -                         -
     Total series preferred stock              5,000,000                            -                   180,500
   Voting preferred stock, no par value        2,000,000                            -                         -
     Total preferred stock                     7,015,000                        7,000                   187,500
Common stock, no par value                   100,000,000                    40,540,539               37,829,482

NOTE 14 - OPTIONS AND WARRANTS

STOCK OPTION PLANS

      INCENTIVE   AND   NONQUALIFIED   STOCK
OPTION  PLANS.  The Company's 1995 Incentive
Stock Plan  (the  "1995  Plan") provides for
the   grant   of  incentive  stock   options
qualifying under Section 422 of the Internal
Revenue Code ("ISO's"),  non-qualified stock
options   ("NQSO's"),   stock   appreciation
rights,  performance shares  and  restricted
stock or any  combination  of the foregoing,
as the Compensation Committee  of  the Board
of    Directors    (the   "Committee")   may
determine.  The 1995  Plan  will  expire  on
March  27,  2005.    The  number  of  shares
available for grants is 1,200,000 shares and
the  1995  Plan  is  administered   by   the
Committee.    Vesting   and  the  per  share
exercise price for stock options granted under the 1995 Plan, which will not be less than 100% of the fair market value per share of common stock on the date the option is granted, is determined by the Committee at the time of grant.

     CAI WIRELESS SYSTEMS, INC. AND
              SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL
               STATEMENTS


NOTE 14 - OPTIONS AND WARRANTS (CONTINUED)

      In November  1993, the Company adopted
its  1993 Stock Option  and  Incentive  Plan
(the "1993  Plan").  Under  the  1993  Plan,
options to purchase an aggregate of not more
than 1,000,000 shares of common stock may be
granted, from time to time, to key employees
(including     officers),    advisors    and
independent consultants to the Company or to
any of its subsidiaries.  Options granted to
officers and employees may  be designated as
incentive  stock  options ISO's  or  NQSO's.
Options granted to  independent  consultants
and   other   nonemployees   may   only   be
designated   NQSO's.    The   1993  Plan  is
administered by the Committee.   Vesting and
the per share exercise price for stock options granted under this Plan, which will not be less than 100% of the fair market value per share of common stock on the date the option is granted, is determined by the Committee at the time of grant.

      OUTSIDE  DIRECTORS'  OPTION PLAN.   In
October 1996, the Company adopted  the  1996
Outside  Directors'  Stock  Option Plan (the
"1996  Directors'  Plan").  Under  the  1996
Directors'  Plan,  options  to  purchase  an
aggregate of not more than 45,000  shares of
common  stock  will be granted from time  to
time   to   nonemployee   directors.    Each
qualifying  director  shall  be  granted  an
option to purchase  7,500  shares at a price
not be less than 100% of fair  market  value
on the date of the grant.  Such option shall
vest:  25% on the date of grant, and 25%  on
each   of  the  second,  third,  and  fourth
anniversaries of the grant. These options are exercisable for a period of ten years, but not before an initial six-month period.
As of March 31, 1997, the Company has granted options under this plan to purchase
30,000 shares of common stock at a weighted average price of $6.63 per share.

      In  October  1993, the Company adopted
the 1993 Outside Directors' Option Plan (the
"1993  Directors'  Plan").  Under  the  1993
Directors'  Plan,  options  to  purchase  an
aggregate of not more  than 30,000 shares of
common  stock may be granted  from  time  to
time to nonemployee directors. These options
will vest  at  the  rate  of 20% a year over
five years, beginning one year after date of
grant    and    are   exercisable   for    a
period of seven years.  The  exercise  price
for  stock  options  granted  under the 1993
Directors' Plan will not be less  than  100%
of the fair market value of the common stock
on the grant date. As of March 31, 1997, the
Company   has  granted  outstanding  options
under this plan to purchase 8,334 shares of common stock at $11 per share.

      VALUATION  OF  OPTIONS.   The  Company
applies APB Opinion No. 25 in accounting for
its Stock Option Plans and, accordingly,  no
compensation  cost  has  been recognized for
its   stock   options   in   the   financial
statements.    Had  the  Company  determined
compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                     YEARS ENDED MARCH 31,
                                  1997                    1996
Net loss:
       As reported            $ (82,298,207)          $(40,985,572)
         Pro forma              (88,839,207)           (42,942,572)
Loss per common share:
       As reported                    (2.38)                 (1.73)
         Pro forma                    (2.54)                 (1.80)

     CAI WIRELESS SYSTEMS, INC. AND
              SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL
               STATEMENTS


NOTE 14 - OPTIONS AND WARRANTS (continued)

The  initial  impact  of SFAS No. 123 on pro
forma  earnings  per  share   may   not   be
representative  of  the  effect on income in
future  years  because  options   vest  over
several  years and additional option  grants
may be made  each  year.   The fair value of
each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the years ended March 31, as follows:


                                       1997                    1996
Dividend yield                           0%                      0%
Risk free interest rate                6.0%                    6.0%
Expected life (years)                  9.2                     3.6
Volatility                             0.99                    0.72


      OPTION  ACTIVITY.   A  summary  of  the
status of the Company's stock option plans as of March 31, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                          1997                               1996                            1995
                                              Weighted                        Weighted-                    Weighted-
                                              -Average                        Average                      Average
                                               Exercise                       Exercise                     Exercise
                                SHARES          PRICE            SHARES        PRICE           SHARES        PRICE
 Outstanding, beginning     1,274,134          $7.74            941,834       $12.29          452,667       $11.00

 Granted                    1,071,803          $2.20          1,756,800        $8.52          743,834       $12.53

 Forfeited                    150,000          $7.75         (1,424,500)      $11.69         (254,667)      $11.00

 Outstanding, ending        2,195,937          $4.91          1,274,134        $7.74          941,834       $12.29

Fair value of options
granted                                        $1.57                           $6.43

The total number of shares of common stock reserved for options is 2,275,000 as of March 31, 1997.

      The    following    table   summarizes
information about stock options outstanding at March 31, 1997:

      OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE
                                      Weighted-
                                      Average             Weighted-                           Weighted-
   RANGE OF          Number           Remaining            Average           NUMBER            Average
 EXERCISE PRICES     OUTSTANDING    CONTRACTUAL LIFE    EXERCISE PRICE       EXERCISABLE     EXERCISE PRICE

$1.75 to $2.06         981,803           10 years            $1.75               91,803           $1.75

$6.63 to $8.00       1,205,800           9 years             $7.68              866,150           $7.72

   $11.00                8,334           5 years            $11.00                8,334          $11.00

                     2,195,937                                                  966,287

 CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL
               STATEMENTS


NOTE 14 - OPTIONS AND WARRANTS (CONTINUED)

WARRANTS

      THE    BANX    WARRANTS.    The   BANX
Partnership  holds  warrants   to   purchase
Voting Preferred Stock which are exercisable
at   an  aggregate  price  of  approximately
$95,000,000   and  which  entitle  the  BANX
Partnership to  common stock aggregating 45%
of the then total  outstanding shares of the
Company   if  exercised   along   with   the
conversion  provisions of the term notes and
senior preferred  stock  for  which  CAI has
already received $100,000,000.  See Note  17
for updated information concerning CAI's relationship with Bell Atlantic and NYNEX.

      COMMON  STOCK  WARRANTS.   Outstanding
warrants, except for those issued to the BANX Partnership, are as follows:

                                       Weighted-Average            Number of
                                        EXERCISE PRICE              Warrants
Outstanding, April 1, 1994               $9.56                     1,214,000
   Issued{(1)}                           $8.40                       880,578
   Exercised                             $0.25                       (74,000)
Outstanding, March 31, 1995              $9.40                     2,020,578
   Issued{(2)}                               -                       289,963
Outstanding, March 31, 1996              $7.72                     2,310,541
   Issued{(2)}                               -                       616,912
   Exercised                             $0.25                       (75,000)
Outstanding, March 31, 1997              $6.24                     2,852,453

      {(1)  }The  warrants  were  issued  to
bridge  lenders  in  connection   with   the
acquisition of the New York System.

      {(2)  }The warrants issued and certain
         warrant   exercise  prices  revised
         during the  years  ended  March 31,
         1997  and  1996  were  pursuant  to
         anti-dilutive clauses in agreements
         relating to the warrants.

      The   average   purchase   price    of
outstanding  common  stock warrants at March
31, 1997, 1996 and 1995 was $6.24, $7.72 and
$9.40 per share, based on an aggregate purchase price of $17,811,114, $17,829,083, and $18,989,050, respectively. Outstanding warrants will expire over a period ending no later than January 2000.


NOTE 15 - OPERATING LEASES

      The  Company  leases  office  space in
each  market it currently operates in  under
non-cancelable   agreements   which   expire
through March 2006, and requires various minimum monthly payments and payment of property taxes, certain maintenance, and insurance.

      The Company leases towers, land and/or
building  space  in  each  of its  operating
markets   and  certain  other  markets   for
broadcasting  purposes.  The leases are non-
cancelable   agreements   expiring   through
December  2012.  Most  of  the  leases  have
provisions for renewal periods.  The  leases
require  various  minimum   monthly payments
and  are  subject  to  periodic  fixed   and
inflationary increases.

      The   Company   leases   vehicles  for
customer  service  and other corporate  use.
The  agreements  are non-cancelable,  expire
through  April  1997   and  require  various
monthly payments. The Company is responsible for normal maintenance and insurance.

     CAI WIRELESS SYSTEMS, INC. AND
              SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL
               STATEMENTS


NOTE 15 - OPERATING LEASES (CONTINUED)

      Additionally,   the   Company   leases
certain office and broadcast test equipment under various lease agreements for periods up to thirty-six months. The Company pays various monthly payments and is required to maintain and insure such equipment.


      The approximate minimum rental
commitments for operating leases as of March
31, 1997 due in future years is as follows:

                     YEARS ENDING MARCH 31,
                1998                                             $  3,505,000
                1999                                                3,016,000
                2000                                                2,370,000
                2001                                                1,978,000
                2002                                                  998,000
                Thereafter                                          5,583,000
                    Total                                         $17,450,000


      Total rent expense for the years ended
March 31, 1997, 1996, and 1995 was
approximately $3,258,000, $2511,000, and
$1,080,000, respectively.

NOTE 16 - RELATED PARTY TRANSACTIONS

      On May 8, 1995 CAI sold, subject to an
option to repurchase exercisable at any time
prior to January 1, 1996, all  of the issued
and  outstanding  stock  of  TelQuest,  Inc.
("TelQuest") with a negative net  book value
of  approximately $70,000, to Wave Holdings,
L.L.C., a Delaware limited liability company
controlled  by  Jared  E.  Abbruzzese, CAI's
Chairman  and Chief Executive  Officer,  for
$25,000.   The   gain   on   this   sale  of
approximately  $23,000 was deferred and  was
not   included   in    income.    TelQuest's
involvement  in  certain  operations   could
have,  at  that  time, violated the Modified
Final Judgment, if  engaged in by an RBOC or
an affiliated enterprise.   In May 1996, CAI
relinquished   its   option   to  repurchase
TelQuest   for  a  2%  equity  interest   in
TelQuest  Systems,   Inc.,   the   operating
successor of TelQuest's business.

      In  consideration  of Mr. Abbruzzese's
guaranteeing the obligation  of  CAI to MMDS
Holdings,  an  affiliate  of  Bell Atlantic,
which   permitted   CAI   to  complete   the
Microband acquisition in January 1995, the CAI Board of Directors awarded options to acquire 150,000 CAI Common Shares at $11.00 per share to Mr. Abbruzzese.

      In October 1996, two of CAI's officers
formed  a company, Telecom  Service  Support
LLC   ("TSS"),    to    provide   subscriber
installation, service calls,  and  warehouse
service   to   the  subscription  television
industry.    CAI   incurred    approximately
$348,000 for such services during the year ended March 31, 1997. Additionally, CAI has advanced $80,000, provided leased vehicles, and provided certain facility space to TSS.

      CAI periodically  charters an airplane
from  Wave  Air,  Inc., which  is  primarily
owned by Mr. Abbruzzese,  in  order to carry
out business when airline schedules  are not
compatible. Transactions with Wave Air, Inc.
amounted   to   approximately  $278,000  and
$103,000 for the years ended March 31, 1997 and 1996, respectively (none for 1995).

     CAI WIRELESS SYSTEMS, INC. AND
              SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL
               STATEMENTS


NOTE   16   -  RELATED  PARTY   TRANSACTIONS
(CONTINUED)

      During  the year ended March 31, 1997,
CAI loaned $800,000  to  Haig Capital L.L.C.
and  $200,000  to  TelQuest  Communications,
Inc., entities in which Mr. Abbruzzese  is a
principal     member     and    stockholder,
respectively,    of    which   approximately
$175,000  was  repaid by Haig  Capital.   In
March  1997,  Mr.   Abbruzzese   combined  a
$19,000  February  1997  loan from CAI,  the
remaining   obligation   of  Haig   Capital,
accrued  interest  on  both  loans,  and  an
additional  $100,000 advance in  April  1997
(subsequent to  year-end)  into one personal
unsecured, demand obligation  in  the amount
of  $780,054,  bearing  interest at 14%  per
annum.   In   March  1997,  CAI   separately
purchased certain used equipment for the Boston Project from Haig Capital L.L.C. for
$107,000.

      The  loan  to TelQuest Communications,
Inc. is evidenced  by  a  promissory note in
the  principal  amount  of  $200,000,  bears
interest at 14%, and matures  in March 2000.
The   note   is  convertible  into  TelQuest
Communications,  Inc.  common  stock  at the
election  of  CAI.  The Company is currently
negotiating the  terms  of  a  joint venture
with   TelQuest   Communications   and    CS
Wireless, pursuant to which the Company will
be  obligated to invest $2.5 million in cash
and purchase  $2.5  million  of equipment in
exchange for an initial equity  interest  in
the  joint  venture  of  25%.   The original
$200,000  loan  to  TelQuest  Communications
will  be  contributed to the joint  venture,
and  CAI  will  receive  a  credit  for  the
principal  and   accrued  interest  on  such
amount against the cash portion of its joint
venture  investment   obligation.   Interest
earned all related party  loans approximated
$63,400 for the year ended March 31, 1997.

      During    April    1997,   CAI    sold
approximately  $2,112,000  of  equipment  at
book value from the Boston Project  that was
not  needed to CS Wireless for 20% down  and
the balance  due  in 30 days after delivery.
Additionally, during  April 1997, CAI placed
purchase  orders  approximating   $1,612,000
with  CS  Wireless for equipment needed  for
the Boston  Project,  taking advantage of CS
Wireless'  favorable  pricing   arrangements
with its vendor.

NOTE 17 - TRANSACTIONS AND AGREEMENTS WITH
BELL ATLANTIC AND NYNEX

      In  March  1995,  CAI entered  into  a
strategic  business relationship  with  BANX
Partnership,  an  affiliate of Bell Atlantic
and NYNEX (the "BANX  Partnership") and with
other affiliates of Bell  Atlantic and NYNEX
(the  "BANX Affiliates"). This  relationship
consisted of (i) the signing of the Business
Relationship  Agreement, as amended (the "BR
Agreement") with  the  BANX Affiliates, (ii)
the purchase by the BANX  Partnership of $30
million of convertible Term Notes due May 9,
2005 ("BANX Term Notes") and  Warrants  (the
"BANX  Warrants")  to  purchase  convertible
preferred  stock, no par value (the  "Voting
Preferred Stock"), and (iii) the purchase by
the BANX Partnership  of  $70 million of 14%
Senior  Convertible  Preferred   Stock,  par
value  $10,000  per share ("Senior Preferred
Stock")  and  additional   Warrants.    Upon
issuance  of the CAI Securities in September
1995, the full conversion or exercise of the
CAI Securities  would  have  resulted in the
BANX   Partnership   having   to   make   an
additional     investment    in    CAI    of
approximately $202 million, and its pro forma ownership interest in CAI increasing to approximately 45%.

      Pursuant to the BR Agreement, which was
intended to allow CAI to realize  revenue  in
certain  of  its  markets  without  incurring
substantial capital expenditures required for
subscriber equipment and installation as well
as eliminate most operating costs, other than
channel license fees and distribution  system
expenses,  CAI granted to each BANX Affiliate
the ability,  on a market by market basis, to
elect to become  the marketer and provider of
subscription television  services using CAI's
MMDS transmission systems  in  each market in
their  respective  service areas in  exchange
for monthly service  revenues  based  on  the
number    of   serviceable   households   and
subscribers  in  each market so optioned by a
BANX  Affiliate.   In   connection  with  the
Company's obligations under the BR Agreement, CAI substantially completed the construction of digital video delivery systems in Boston, MA and Hampton Roads, VA. Through December
12, 1996, however, neither BANX Affiliate had exercised their respective options under the BR Agreement in these or any other markets contemplated by the BR Agreement.

     CAI WIRELESS SYSTEMS, INC. AND
              SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL
               STATEMENTS


NOTE 17 - TRANSACTIONS AND  AGREEMENTS  WITH
BELL ATLANTIC AND NYNEX (CONTINUED)

      On  December  12, 1996, the Company and
the   various   BANX  entities   reached   an
agreement   (the  "Modification   Agreement")
modifying certain  terms  of the BR Agreement
and  providing CAI or its designee  with  the
right  to  acquire  the  CAI Securities.  The
Modification   Agreement   was   subsequently
amended  on  April  29,  1997,  pursuant   to
Amendment No. 1 to the Modification Agreement
(the "Amendment").

      The     Amendment    represents    the
renegotiation of an option granted to CAI to
repurchase the  $100  million face amount of
CAI securities held by the BANX Partnership.
The repurchase consideration  is $40 million
in   cash   and   100,000   shares   of  CAI
convertible  junior  preferred  stock.   The
junior preferred stock, which is non-voting,
carries  no  coupon  and has no maturity, is
convertible into 2.5 million  shares  of CAI
common  stock.   The  repurchase  option  is
exercisable through February 28, 1998

      As  part  of  the  Amendment,  the BANX
Affiliates also immediately released CAI from its obligation under the BR Agreement to make
CAI's wireless MMDS spectrum available to the BANX Affiliates at a future date in Boston, MA,
Pittsburgh,  PA,  and  Albany,  Syracuse  and
Buffalo, NY. Upon a repurchase of the CAI securities, as contemplated by the Amendment, the BR Agreement will lapse in its entirety, releasing a similar obligation in CAI's other markets.

      In  connection  with  the execution of
the  Amendment,  the  BANX Partnership  also
suspended or released CAI  from  a number of
covenant restrictions and governance  rights
and provided CAI with a blanket proxy on the
approximately  10%  interest  in CS Wireless
held by BANX entities  If the repurchase  is
consummated, the CS Wireless shares would be
returned    to    CAI   without   additional
consideration  The  parties  also  exchanged
mutual releases and reached an agreement  to
share   certain   patent   and  intellectual
property rights related to their digital wireless venture.

      In  addition  to  the $40  million  in
cash, Bell Atlantic and NYNEX  will  receive
as consideration for the surrender of  their
CAI  securities,  100,000 shares of a series
of non-voting junior  preferred  stock.  The
junior preferred stock carries a liquidation
preference  of $30 million in the aggregate,
but carries no  special dividends, covenants
or governance rights,  except as provided by
the  Connecticut Business  Corporation  Act,
under  which  CAI  is incorporated.  Each of
the 100,000 shares of junior preferred stock
is convertible into  25 shares of CAI common
stock in the hands of a subsequent purchaser
unrelated to Bell Atlantic or NYNEX.  If the
junior preferred stock  continues to be held
by Bell Atlantic and NYNEX  at  the  end  of
three years, and the value of the CAI common
stock is not at least $14.00 per share, then
Bell Atlantic and NYNEX would be entitled to
a  value  floor  representing the difference
between the then-market  value  of  the  CAI
common  stock  and  $14.00  per  share  (the
"Value  Floor").   At  CAI's  election,  the
Value Floor would be payable either in the form of up to, but not more than, 1 million additional shares of CAI common stock or in the form of a ten-year subordinated note in a principal amount of up to $15 million, bearing interest at 8%, which is payable-in-kind for the first five years.

NOTE 18 - GOING CONCERN

     CAI's recurring losses, restrictions
to  obtain   additional   financing,  and
substantial       commitments,      raise
substantial doubt about CAI continuing as
a  going concern.  For  the  year  ending
March  31, 1998, the Company is obligated
to   pay  approximately   $8,500,000   in
minimum license fees and lease payments, approximately $1,100,000 in MMDS license auction fees and to fund operating costs.

      On  June  6,   1997,  CAI  completed  a
$30,000,000  interim  financing   arrangement
with   Foothill   Capital   Corporation   and
affiliates of Canyon Capital Management, L.P.
to  fund  the  Company's  near  term  working
capital  requirements.  This  credit facility
consists of  $25,000,000 in term  loans and a
$5,000,000  revolving  loan,  both  of  which
mature on March 1, 1999. Management estimates
that  the  present  revenue  stream  and cash
resources available to the Company, including
this  interim  financing  in  June  1997  are
adequate   to  sustain  the  Company's  needs
through December 1997.

     CAI WIRELESS SYSTEMS, INC. AND
              SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL
               STATEMENTS


NOTE 18 - GOING CONCERN (CONTINUED)

      On   a   long-term   basis,   CAI   has
substantial indebtedness  which  beginning in
fiscal  year 1999 will have significant  debt
service  requirements  and  senior  preferred
stock dividend  payments.   As  of  March 31,
1997, CAI had outstanding consolidated long-term debt of $312,000,000 and 14% senior preferred stock of $70,000,000.

      Additionally, pursuant to the  terms of
the Amendment, CAI has been granted the right
to  purchase  the  CAI  Securities.  Upon the
consummation   of   such   purchase,  the  BR
Agreement  would terminate eliminating  CAI's
strategic   relationship    with   the   BANX
Affiliates    including    all   restrictions
relating thereto. The Amendment allows CAI to
buy out the BANX investment  for  $40 million
plus   100,000  shares  of  junior  preferred
stock.  The Company is actively seeking a new
strategic   partner   to   replace  the  BANX
Partnership and to provide the necessary interim and long-term funding to carry out
CAI's short and long term objectives. CAI's ability to locate such strategic partner(s) to replace BANX may be limited by the BANX
Partnership's willingness to negotiate the terms and conditions of the purchase of the CAI Securities.

      The  Company's  business  strategy  has
shifted away from analog to digital  wireless
cable   systems  for  its  MMDS  subscription
television    services     and   to   explore
alternative uses of its MMDS  spectrum  for a
variety   of  applications  including  video,
voice and data  transmission such as Internet
access and telephony  delivery  services.  In
management's  opinion, the new strategy  will
help meet the current  and  perceived  future
competition  and  in relation to obtaining  a
new strategic partner,  show  the flexibility
and  increased  value  of the Company's  MMDS
spectrum. In connection  with  achieving  the
objectives   set   forth,  CAI  is  committed
through additional open purchase orders as of
June   17,   1997   to  spend   approximately
$5,000,000 primarily for capital expenditures
associated with additional development of the
Boston digital transmission  facilities. This
commitment  is in addition to the  $3,200,000
of open purchase orders as of March 31, 1997.
The increase in commitment is to be funded in part by the new interim financing and the balance through a new strategic partner.

NOTE 19 - SUBSEQUENT EVENTS

      On  June  6, 1997, the Company closed a
$30 million interim  credit facility provided
by    Foothill   Capital   Corporation    and
affiliates of Canyon Capital Management, L.P.
(the "Interim  Debt  Lenders").   The  credit
facility is comprised of $25 million of  term
debt, of which $10 million was made available
at  the closing and is currently outstanding.
The balance  of  the  term  debt will be made
available  to  CAI  upon  the achievement  of
certain  agreed-upon operational  benchmarks.
The term debt  bears  interest at the rate of
13% per annum.  So long as the Company is not
in  default  of  its  obligations  under  the
credit  facility, the Company  can  elect  to
have one-half  of  the  interest  on the term
debt  accrue  and  be  added to the principal
amount  outstanding on the  term  debt.   The
remaining portion of the term debt interest is payable monthly in arrears. The term debt matures on March 1, 1999, at which time all accrued and unpaid interest on and principal of the outstanding amount of the term debt shall be due and payable in full.

      The  Interim  Debt  Lenders  have also
made available to CAI a $5 million revolving
loan, of which $3 million was made available
to   CAI  at  the  June  6th  closing.   The
remaining  $2  million of the revolving loan
will  be  made available  to  CAI  upon  the
achievement   by   the  Company  of  certain
operational benchmarks.   The revolving loan
bears  interest  at four and  three-quarters
percent  above  the   Reference   Rate,   as
announced from time to time by Norwest Bank.
Principal and interest on the revolving loan
is  payable  monthly, and the revolving loan
expires on March  1,  1999.   As of June 17,
1997, the Company had not yet borrowed any amount against the revolving loan.

           PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
        OF CAI WIRELESS SYSTEMS, INC.

      The following table sets forth certain
information concerning each of the Company's directors and executive officers:

      NAME                         Age                Position with Company
Jared E. Abbruzzese                42                 Chairman, Chief Executive Officer and Director (1)
John J. Prisco                     41                 President, Chief Operating Officer and Director (1)
George M. Williams                 56                 Chief Administrative Officer, Secretary, Treasurer and Director(1)
Timothy J. Santora                 42                 Executive Vice President (1)
James P. Ashman                    43                 Executive Vice President, Chief Financial Officer and Director
Craig J. Kessler                   40                 Vice President and Controller
Arthur C. Belanger                 71                 Director(2)
Harold A. Bouton                   53                 Director(3)
David M. Tallcott                  51                 Director(2)(3)
Alan Sonnenberg                    45                 Director
Robert D. Happ                     56                 Director(2)(3)

(1)  Member  of  Executive  Committee.   The
   Executive  Committee conducts the affairs
   and  business   of  the  Company  between
   meetings of the Board of Directors.
(2) Member of Audit  Committee.   The  Audit
   Committee  assists the Board of Directors
   in fulfilling  its  responsibilities with
   respect to the Company's  accounting  and
   financial reporting activities.
(3)  Member  of Compensation Committee.  The
   Compensation   Committee  determines  the
   compensation to be paid by the Company to
   its officers and administers the 1995 and
   1993 Stock Option Plans, the 1993 Outside
   Directors'  Option   Plan  and  the  1996
   Outside Directors' Option Plan.

      The Certificate of  Incorporation  and
the  Bylaws  of  the  Company,  as  amended,
provide for a minimum of three and a maximum
of eleven members of the Company's Board  of
Directors (the "Board") and permit the Board
to  specify  the  number of directors within
that  range by resolution.   The  Board  has
currently  established the size of the Board
at nine members.   All directors hold office
until their successors have been elected and
qualified.  The  Company   has  agreed  with
Gerard  Klauer  Mattison  &  Co.,  LLC,  the
representative  of the Underwriters  of  the
Company's initial  public offering of Common
Stock (the "Representative"),  that  for the
five-year  period ending February 1999,  the
Company will  use its best efforts to cause,
if  requested  by   the  Representative,  an
individual  selected by  the  Representative
and reasonably  acceptable to the Company to
be  elected  to the  Board  who  may  be  an
officer,  director   or   affiliate  of  the
Representative. To date, the Representative has made no such request.

      JARED  E.  ABBRUZZESE  has   been  the
Chairman,  Chief  Executive  Officer  and  a
director  of the Company since its formation
in  August 1991.   From  August  1992  until
September  1993,   Mr.  Abbruzzese served in
various capacities for the prior operator of
a wireless cable system in  Albany,  NY, Mr.
Abbruzzese   served   as  President  of  The
Diabetes  Institute Foundation  in  Virginia
Beach,  Virginia  from  October  1988  until
August  1991.    Since  February  1996,  Mr.
Abbruzzese has served  as Chairman and Chief
Executive Officer of CS Wireless.

      JOHN  J.  PRISCO has  been  President,
Chief Operating Officer  and  a  director of
CAI as of March 1, 1996.  Mr. Prisco came to
CAI  from  Bell  Atlantic  Network Services,
Inc., where he spent the last three years as
a   corporate  officer,  most  recently   as
President of CellularVision of New York, the only LMDS (28 GHz) wireless cable operator in the U.S. In 1986, Mr. Prisco founded Penn
Access Corporation , which operated a fiber optic network in the greater Pittsburgh, PA area. Mr. Prisco served as President and Chief Executive Officer of Penn Access until its sale in 1993 to Tele-Communications, Inc. Penn Access currently operates as part of the Teleport Communications Group.

JAMES  P. ASHMAN  has  been  Executive
Vice President  and  Chief Financial Officer
of CAI since December  1995.  Previously, he
was Senior Vice President  and  Treasurer of
the Company from September 1994 to  December
1995.   He  has  been a director since March
1994.  From November 1992 to September 1994,
he was a senior advisor  of, and independent
consultant affiliated with,  Carolina Barnes
Capital,  Inc. ("CBC"), a registered  broker
dealer.  CBC  served  as a financial advisor
to  the  Company   from January  1993  until
September  1994.   Mr.   Ashman   was   Vice
President  of  Richter & Co., Inc. from June
1990 to November 1992.  Since February 1996,
Mr. Ashman has served  as  a  director of CS
Wireless.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF
   CAI WIRELESS SYSTEMS, INC. (CONTINUED)


      GEORGE  M.   WILLIAMS   has   been
Chief  Administrative  Officer and
Corporate Analyst, Treasurer and
Secretary  of  the  Company  since  December
1995, and served as Executive Vice President
of Finance and Chief  Financial  Officer  of
the  Company from August 1993 until December
1995.   Mr. Williams  has been a director of
the  Company   since  August  1993  and  was
Treasurer from March  1994 through September
1994.    Mr.   Williams  was   a   financial
consultant  to the  Company  from  September
1992 until his  current  appointment.   From
1986  until  August 1993 he was a partner in
Cable    Management    Services    providing
management consultation to the hard-wire and
wireless  cable   industries   in  both  the
domestic and international markets.   He was
involved   in   the   start-up  of  Schomann
Entertainment, Inc., a small hard-wire cable
multiple systems operator,  as a partner and
controller with operational responsibilities
from 1987 until August 1993.   He  also  has
been  a  consultant  in the cable television
industry  since  1986.    Mr.   Williams  is
currently a 20% shareholder and officer of Hamilton County Cable TV, Inc., a hard-wire cable system operator.

      TIMOTHY J. SANTORA  has been Executive
Vice President of the Company since November
1995.   From May 1993 until  November  1995,
Mr. Santora  was  Senior  Vice President and
Secretary of the Company, and  from May 1993
until February 1994, Mr. Santora  served  as
the Company's Treasurer.  Mr. Santora served
as  a  director of the Company from May 1993
until  March   1996.  From  August  1991  to
September   1992,   Mr.   Santora   provided
consulting services to the Company.

      CRAIG J.  KESSLER  was  Vice President
and  Controller  of  CAI  from  March   1994
through  June  1997.   From  June 1989 until
joining  CAI,  he  was a senior manager  and
assistant  director of  quality  control  at
Urbach,  Kahn,  and  Werlin,  PC,  a  public
accounting  firm, responsible for the firm's
continuing  professional  education,  client
service, and  compliance  with  professional
standards.    Mr.  Kessler  is  a  certified
public accountant and member of the American
Institute of Certified Public Accountants and New York State Society of Certified
Public Accountants.

      ARTHUR C. BELANGER has been a director
of  the  Company  since  March  1994.   From
December  1979  to 1984, Mr. Belanger served
as Vice President  and General Manager of GE
Cablevision.   GE  Cablevision  merged  with
United Artists Communications,  Inc.  ("UA")
in 1979.  In 1984, Mr. Belanger became  UA's
Executive Vice President and Chief Operating
Officer  and  held  that  position until his
retirement in January 1992.   At  that time,
UA    served    approximately    3   million
subscribers. Mr. Belanger is also a member of the Board of Directors of TCI Ventures
Five, Inc.

      HAROLD A. BOUTON  has  been a director
of  the Company since September  1994.   Mr.
Bouton  is the President and Chief Executive
Officer of  WTVI,  Channel  42,  the  Public
Broadcast   Service   ("PBS")  affiliate  in
Charlotte, North Carolina, positions he has held since 1983.

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

      ROBERT D. HAPP has been  a director of
CAI  since September 1995.  Mr. Happ  served
as  Senior   Managing  Partner  of  the  New
England area for KPMG Peat Marwick ("KPMG"),
an accounting  firm,  from  1985  until  his
retirement  in  1994.   Prior  to  that,  he
served in various capacities with KPMG.  Mr.
Happ  is  also  a  member  of  the  Board of
Directors  of  Galileo  Corporation.   Since
February 1996, Mr. Happ has served as a director of CS Wireless.

      SECTION     16    REPORTS. Under    the
securities laws of  the  United  States, the
Company's directors, its executive  officers
and any persons holding ten percent or  more
of  the  common stock are required to report
their ownership  of the Common Stock and any
changes in that ownership  to the Securities
and Exchange Commission.  Specific due dates
for  the  reports  have been established.  A
report   for   each  of  Messrs.   Belanger,
Bouton, Happ and  Tallcott  were  not timely
filed  with  respect  to  a grant of options
pursuant to a Company stock option plan.  In
making  these  statements, the  Company  has
relied on the written representations of its
incumbent directors and officers and its ten
percent holders  and  copies  of the reports
that they have filed with the Securities and
Exchange   Commission.    The  Company   has
implemented    a    Section   16   Reporting
Compliance Program in  an  effort  to assist
the   Company's   directors   and  executive
officers with their Section 16 reporting requirements.

        ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

      The following table discloses three
fiscal periods of compensation received by the Company's Executive Officers receiving compensation in excess of $100,000 for the year ended March 31, 1997.

                     SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                                                                            Securities
NAME AND PRINCIPAL POSITION     Fiscal                        Other Annual    Underlying      All Other
                                PERIOD   SALARY       BONUS   COMPENSATION    OPTIONS       COMPENSATION
Jared E. Abbruzzese              1997    $350,000   $      0     $   0{(1)}    350,000           $  0
Chief Executive Officer          1996     277,300    150,000         0{(1)}          0              0
                                 1995     166,327          0         0{(1)}    525,000              0

John J. Prisco                   1997     200,000     40,000           0{(1)}  150,000              0
President and Chief Operating    1996      12,308          0           0{(1)}  200,000              0
Officer(2)

James P. Ashman                  1997     183,000          0           0{(1)}  100,000              0
Chief Financial Officer          1996     140,100          0           0{(1)}   40,000              0
                                 1995      54,400          0           0{(1)}   37,000              0

George M. Williams               1997     166,327          0           0{(1)}   65,000              0
Chief Administrative Officer     1996     144,000          0           0{(1)}   40,000              0
                                 1995     124,900          0           0{(1)}   28,000              0

Timothy J. Santora               1997     170,000          0           0{(1)}   65,000              0
Executive Vice President         1996     144,500          0           0{(1)}   40,000              0
                                 1995     112,600          0           0{(1)}   28,000              0

_____________________________

(1)    Other annual compensation, including
      Company provided vehicle or
      allowances, life insurance, or
      membership dues, less than the lesser
      of 10% of total annual salary and
      bonus or $50,000 is not presented.
(2)   Mr.  Prisco  became  President  and  Chief
      Operating Officer on March 1, 1996.

COMPENSATION OF DIRECTORS

      Directors, other  than  those who are
full-time  employees  of  the Company,  are
paid an annual fee of $6,000  and  a fee of
$750  per  Board meeting attended and  $500
per committee  meeting  attended, expenses,
$375  for  each  telephonic  Board  meeting
attended,  and  $250  for  each  telephonic
committee meeting  attended,  plus,  in all
such    cases,    out-of-pocket   expenses.
Directors  who are full-time  employees  of
the Company  receive  no  remuneration  for
serving   on  the  Board  of  Directors  or
committees.     Mr.   Sonnenberg   receives
compensation    through     a    consulting
arrangement with CAI whereby  CAI  will pay
$75,000 per year through August 1998.

      CAI   has  entered  into  a  deferred
compensation agreement with David Tallcott,
which provides  that  all  compensation  he
would  otherwise be paid as a director will
instead  be  set  aside in an account to be
invested in such mutual  funds  offered  by
Smith  Barney  Inc.  as  Mr. Tallcott shall
direct.  The entire balance  of the account
will  be  paid  to  Mr.  Tallcott  when  he
attains age 59 1/2 , provided that CAI  may
elect  to  pay  the  balance in the account
earlier  in  the  event he  terminates  his
service as director.   In  the event of Mr.
Tallcott's  death,  any  balance   in   the
account  will be paid to his beneficiary or
estate.  Upon payment of the balance in the
account to  Mr. Tallcott, Mr. Tallcott will
recognize  the   amount   paid  as  taxable
income,  and  CAI  will  recognize   a  tax
deduction in the same amount.

In  October  1996,  the  Company
adopted the
1996  Outside Directors' Stock  Option  Plan
(the "1996 Directors' Plan"). Under the 1996
Directors'  Plan,  options  to  purchase  an
aggregate  of not more than 45,000 shares of
CAI Common Stock  will  be granted from time
to  time  to  nonemployee  directors.   Each
qualifying  director  shall  be  granted  an
option to purchase 7,500 shares  at  a price
of  fair  market  value  on  the date of the
grant.  Such option shall vest:   25% on the
date  of  grant,  and  25%  on  each  of the
second,  third  and fourth anniversaries  of
the grant.  These  options  are  exercisable
for a period of ten years, but not before an
initial six-month period. The exercise price
for  stock  options  granted under the  1996
Directors' Plan will not be less than 100% of the fair market value of the common

      {ITEM 11. EXECUTIVE COMPENSATION (continued)

COMPENSATION OF DIRECTORS

stock
on the grant date. As of March 31, 1997, the Company has granted options under this plan to purchase 30,000 shares of common stock at a weighted average price of $6.63 per share.

      Under   the   Company's  1993  Outside
Directors' Option Plan (the "1993 Directors'
Plan")  each  new  director   who   is   not
otherwise  an  employee will receive options
to  purchase  1,667   shares  on  the  first
anniversary of their election  to the Board.
Any  director  having received options  will
automatically receive  an  additional  1,667
options  on  the following two anniversaries
of  their  initial   receipt   of   options,
provided   there   are   sufficient   shares
remaining  in  the  Directors' 1993 Plan and
that  they  continue  to   be   an  eligible
director.   Options  are exercisable  for  a
period of seven years  following the date of
grant.   The  exercise  price   of   options
granted  under the 1993 Directors' Plan  may
not be less  than  the  greater  of the fair
market  value  on  the  grant  date  or  the
Company's  initial public offering price  of
$11.  During  the year ended March 31, 1995,
Mr. Belanger received  options  to  purchase
1,667  shares  of  CAI  Common  Stock  at an
exercise price of $11 per share.  During the
year ended March 31, 1996, Messrs. Belanger,
Bouton,   and  Tallcott  were  each  granted
options to  purchase  1,667  shares  of  CAI
Common Stock at an exercise price of $11 per share under the Directors' 1993 Plan.

      Options  granted  under  both  of  the
Directors'  Plans are not transferable other
than by will  or  the  laws  of  descent and
distribution.   In  the  event  the  grantee
ceases to be a director for any reason, each
unexpired  option  may  be  exercised to the
extent  exercisable  on  the  date  of  such
cessation or at any time prior  to  the date
specified  in  such option.  Notwithstanding
the foregoing, in  the event of cessation by
reason of death, each unexpired option shall
become  exercisable  in   full  and  may  be
exercised at any time during  the  following
12  months.   If  the director is terminated
for  cause,  outstanding  options  shall  be
terminated. Options  granted  under  both of
the   Directors'  Plans  become  immediately
exercisable upon the occurrence of certain events, including the death or disability of a director or certain business combinations.

OPTION GRANTS IN LATEST FISCAL YEAR

      The following table provides
information on options to purchase shares of CAI Common Stock granted during the fiscal year ended March 31, 1997 to the persons named in the Summary Compensation Table above.



                                                                                          Potential realizable value at
                                                   % of Total                                assumed annual rates of
                             Number of      Options                                  stock price appreciation
                             Securities     Granted         Exercise                       FOR OPTION TERM
                             Underlying     to Employees    Price          Expiration
 NAME                        OPTIONS        IN FISCAL YEAR  Per SHARE      DATE            5%           10%


Jared E. Abbruzzese(1)      350,000            33.6%            $1.75       12/17/06        $171,400     $635,700
John J. Prisco(1)           150,000            14.4%            $1.75       12/17/06          73,500      272,500
James P. Ashman(1)          100,000             9.6%            $1.75       12/17/06          49,000      181,600
George M. Williams(2)        65,000             6.2%            $1.75       12/17/06          31,800      118,100
Timothy J. Santora(2)        65,000             6.2%            $1.75       12/17/06          31,800      118,100

    (1) Stock  options   granted   to   these
    individuals  during  the  fiscal year
    ended  March  31, 1997, were  granted
    under the Company's 1993 Stock Option
    and  Incentive Plan.   These  options
    vest in  full  on  June 19, 1997 (six
    months following the  date of grant),
    and expire and lapse on  December 17,
    2006.

(2) Stock   options   granted   to  these
    individuals  during  the fiscal  year
    ended  March  31,  1997  were  issued
    under the Company's 1995 Stock Option
    and    Incentive   Plan,   upon   the
    surrender  of  options  to purchase a
    like number of shares of  CAI  Common
    Stock  at  an exercise price of $7.75
    per share.   These  options  vest  in
    full  on  June  19,  1997 (six months
    following  the  date of  grant),  and
    expire  and  lapse  on  December  17,
    2006.

  AGGREGATE OPTION EXERCISES IN LATEST
  FISCAL YEAR AND FISCAL YEAR-END OPTION
  VALUES

      The  following  table  sets  forth
certain information with regard to the outstanding options to purchase shares of CAI Common Stock as of the end of the fiscal year ended March 31, 1997 for the persons named in the Compensation Table above.

                                                           Number of Securities         VALUE OF UNEXERCISED IN-THE-
                            SHARES                         Underlying Unexercised            MONEY OPTIONS AT
                           ACQUIRED ON      VALUE         Options at March 31, 1997          MARCH 31, 1997(1)
 NAME                      EXERCISE (#)    REALIZED      EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE

Jared E. Abbruzzese            ---       $    ---             225,000          350,000     $   ---       $   ---
John J. Prisco                 ---            ---             100,000          150,000        ---           ---
James P. Ashman                ---            ---              57,000          120,000        ---           ---
George M. Williams             ---            ---              51,000           65,000        ---           ---
Timothy J. Santora             ---            ---              39,000           65,000        ---           ---


(1)  The value of  unexercised  in-the-
   money  options  at March 31, 1997 is
   based on the difference  between the
   March  31,  1997  closing price  per
   share of CAI Common  Stock on NASDAQ
   NM of $1.72 and the exercise  prices
   of  the  in-the-money  options.  All
   unexercised options held  by  person
   identified   above  are  out-of-the-
   money.

EMPLOYMENT AGREEMENTS

      The Company  has entered into
employment agreements  with Messrs.
Abbruzzese,     Prisco,     Ashman,
Williams    and    Santora.    Such
agreements continue in effect until
March 21, 1998, in the  case of Mr.
Abbruzzese; until January  3,  1998
in  the  case  of  Mr.  Prisco; and
until February 28, 1999 in the case
of   Mr.  Ashman.   The  employment
agreements     are    automatically
renewed  for  successive  one  year
terms, unless otherwise terminated.
The initial term  of the employment
agreements for each  of Mr. Santora
and Mr. Williams expired on October
1, 1996.  Each agreement  has  been
renewed   for   a   one-year  term,
pursuant to the provisions  of each
such  agreement.   Pursuant to  his
employment      agreement,      Mr.
Abbruzzese serves  as  Chairman and
Chief  Executive  Officer   of  the
Company   and  is  entitled  to  an
annual  base  salary  of  $350,000.
Pursuant    to    his    employment
agreement,  Mr.  Prisco  serves  as
President   and   Chief   Operating
Officer  of  the  Company  and   is
entitled   to   a  base  salary  of
$200,000.     Pursuant    to    his
employment  agreement,  Mr.  Ashman
serves as Executive  Vice President
and Chief Financial Officer  of the
Company  and  is entitled to a base
salary  of $183,000.   Mr.  Santora
serves as  Executive Vice President
and is entitled  to  an annual base
salary  of $170,000.  Mr.  Williams
serves  as   Chief   Administrative
Officer   and  Corporate   Analyst,
Secretary  and   Treasurer  and  is
entitled to an annual  base  salary
of $165,000.  Each of the foregoing
executive officers will be entitled
to an annual bonus to be determined
by the Compensation Committee.

      Pursuant  to their respective
employment   agreements,    Messrs.
Abbruzzese, Prisco, Ashman, Santora
and   Williams   agree   to  devote
substantially all of their  working
time   to   the   business  of  the
Company.  Mr. Abbruzzese has agreed
to devote not less  than 75% of his
working  time to the Company.   Mr.
Williams,  however, may continue to
perform his  duties as Treasurer of
Hamilton County  Cable  TV, as long
as    such    activities   can   be
accomplished outside  of his normal
working time for the Company and do
not  otherwise interfere  with  his
duties    under    his   employment
agreement.


      If   their   employment    is
terminated  without  cause, Messrs.
Ashman,  Williams and Santora  will
be entitled  to  their  base salary
and certain benefits for  12 months
following       termination      of
employment.  Messrs. Abbruzzese and
Prisco  would  be  entitled   to  a
severance   amount   equal  to  the
greater  of such executive's  then-
current base  salary  or  the total
base  salary  that would have  been
payable for the balance of the term
of his employment in the event such
executive's      employment      is
terminated without cause.


      Messrs.  Abbruzzese,  Prisco,
Ashman and Williams  are subject to
nondisclosure    agreements    with
respect    to    the   confidential
information of CAI  and are subject
to  a  noncompetition provision  in
each    of     their     employment
agreements.

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
employment      agreement,      Mr.
Sonnenberg was entitled  to receive
a base salary of $275,000 per year,
received    options   to   purchase
300,000 shares  of CAI Common Stock
at an exercise price  of $11.00 per
share and received a signing  bonus
of  $500,000 upon execution of such
agreement.  Upon the closing of the
transactions  contemplated  by  the
Participation     Agreement,    Mr.
Sonnenberg    entered     into    a
Termination   Agreement  with   the
Company  pursuant   to   which  his
employment       agreement      was
terminated, he surrendered  options
to  purchase 300,000 shares of  CAI
Common Stock, and agreed to certain
noncompetition  provisions  similar
to  those  imposed upon Mr. Prisco.
The Company  also  entered  into  a
Consulting   Agreement   with   Mr.
Sonnenberg  pursuant  to  which  he
agreed  to provide CAI with certain
consulting  services  for a thirty-
month period beginning  on February
23,  1996  for  an  annual  fee  of
$75,000.

   ITEM 12. SECURITY OWNERSHIP OF
    CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

      The   following   table  sets
forth as of May 21, 1997  (i)  each
stockholder  who  based  on  public
filings, is known to the Company to
be  the  beneficial  owner  of more
than  5%  of the outstanding shares
of  CAI  Common  Stock,  (ii)  each
Director and  Executive Officer and
(iii) all Directors  and  Executive
Officers of CAI as a group:

                                                             NEFICIAL OWNERSHIP
                                                                      Percentage of Outstanding
                                                 NUMBER OF SHARES           SHARES
BANX Partnership                                 36,751,085(1)               47.9%
  3900 Washington Street
  Wilmington, DE 19802
Jared E. Abbruzzese                              1,757,552(2)                 4.3%
John J. Prisco                                     255,000(3)                  *
James P. Ashman                                    281,094(4)                  *
George M. Williams                                 231,000(5)                  *
Timothy J. Santora                                 152,200(6)                  *
Craig J. Kessler                                    67,000(7)                  *
Arthur C. Belanger                                   6,875(8)                  *
Harold A. Bouton                                     3,789(9)                  *
Robert D. Happ                                      1,875(10)                  *
Alan Sonnenberg                                   599,227(11)                 1.5%
David M. Tallcott                                   8,042(12)                  *
All directors and officers as a group
(11 persons)                                    3,363,654                     8.0%

_______________________________
* less than 1%

(1)   Consists of 36,751,083 shares
      issuable upon the exercise of
      warrants  to purchase  Common
      Stock, the  conversion of the
      Company's  senior   preferred
      stock,    the   exercise   of
      warrants to  purchase  voting
      preferred   stock   and  upon
      conversion   of  such  voting
      preferred  stock   to  Common
      Stock.  The general  partners
      of BANX Partnership are  MMDS
      Holdings, Inc. and NYNEX MMDS
      Holding  Company,  which  are
      subsidiaries of Bell Atlantic
      Corporation     and     NYNEX
      Corporation,    respectively.
      The address of MMDS  Holdings
      and Bell Atlantic Corporation
      is    1717    Arch    Street,
      Philadelphia,  PA 19103,  and
      the  address  of  NYNEX  MMDS
      Holding and NYNEX Corporation
      is  1113 Westchester  Avenue,
      White Plains, NY 10604.
(2)   Includes  176,000 shares held
      by   relatives   over   which
      shares  Jared  E.  Abbruzzese
      retains    voting    control,
      575,000 shares issuable  upon
      exercise      of      options
      exercisable    currently   or
      within  60  days of  May  21,
      1997, and 20,000  shares held
      by  The Corotoman Foundation,
      Inc.,   of   which  Jared  E.
      Abbruzzese is  a director and
      over which shares  he retains
      voting control.
(3)   Includes    250,000    shares
      issuable upon the exercise of
      options exercisable currently
      or within 60 days of May  21,
      1997.
(4)   Includes    157,000    shares
      issuable upon the exercise of
      options exercisable currently
      or within 60 days of May  21,
      1997.
(5)   Includes    116,000    shares
      issuable upon the exercise of
      options exercisable currently
      or within 60 days of May  21,
      1997.
(6)   Includes    104,000    shares
      issuable upon the exercise of
      options exercisable currently
      or within 60 days of May  21,
      1997,  and 1,500 shares given
      to   relatives   over   which
      shares  Mr.  Santora  retains
      voting control.
(7)   Shares are issuable upon  the
      exercise      of      options
      exercisable    currently   or
      within  60  days of  May  21,
      1997.
(8)   Shares are issuable  upon the
      exercise      of      options
      exercisable    currently   or
      within  60  days of  May  21,
      1997.
(9)   Includes 127  shares  held by
      an  immediate  family  member
      and   3,542  shares  issuable
      upon the  exercise of options
      exercisable    currently   or
      within  60  days of  May  21,
      1997.
      (10) Shares are issuable upon
      the   exercise   of   options
      exercisable    currently   or
      within  60  days of  May  21,
      1997.
      (11) Includes  33,000  shares
      held    by   the   Sonnenberg
      Foundation  over which shares
      Mr. Sonnenberg retains voting
      control and 98 shares held by
      an immediate family member.
      (12)  Includes  1,000  shares
      held by  Lortech  Corporation
      over    which    shares   Mr.
      Tallcott    retains    voting
      control   and   3,542  shares
      issuable  upon  exercise   of
      options exercisable currently
      or  within 60 days of May 21,
      1997.

ITEM 13. CERTAIN RELATIONSHIPS AND
       RELATED TRANSACTIONS

THE BANX TRANSACTIONS.

      Reference  is  hereby made to
Item    1.   Business   -   Current
Relationship with Bell Atlantic and
NYNEX;  and  -  Background  -  BANX
TRANSACTIONS  for  a description of
the relationship among the Company,
and affiliates of Bell Atlantic and
NYNEX.

OTHER.

      On  May  8,  1995  CAI  sold,
subject to an option  to repurchase
exercisable  at any time  prior  to
January 1, 1996,  all of the issued
and outstanding stock  of TelQuest,
Inc. ("TelQuest") (with  a negative
net  book  value  of  approximately
$70,000) to Wave Holdings,  L.L.C.,
a    Delaware   limited   liability
company   controlled  by  Jared  E.
Abbruzzese,   CAI's   Chairman  and
Chief   Executive   Officer,    for
$25,000.   The gain on this sale of
approximately  $23,000 was deferred
and  was  not included  in  income.
TelQuest's  involvement  in certain
operations  could  have,  at   that
time,  violated  the Modified Final
Judgment, if engaged  in by an RBOC
or  an  affiliated enterprise.   In
May  1996,   CAI  relinquished  its
option to repurchase TelQuest for a
2%  equity  interest   in  TelQuest
Systems,    Inc.,   the   operating
successor of TelQuest's business.

      In   consideration    of   Mr.
Abbruzzese      guaranteeing     the
obligation of CAI  to MMDS Holdings,
an affiliate of Bell Atlantic, which
permitted   CAI   to  complete   the
Microband  acquisition   in  January
1995,  the  CAI  Board  of Directors
awarded  options to acquire  150,000
shares of CAI Common Stock at $11.00
per share to Mr. Abbruzzese.

In  October   1996,   two  of  CAI's
officers  formed a company,  Telecom
Service  Support   LLC  ("TSS"),  to
provide   subscriber   installation,
service calls, and warehouse service
to   the   subscription   television
industry.         CAI       incurred
approximately  $348,000   for   such
services during the year ended March
31,  1997.   Additionally,  CAI  has
advanced  $80,000,  provided  leased
vehicles,   and   provided   certain
facility space to TSS.

Additionally,   CAI    periodically
charters an airplane owned  by Wave
Air, Inc., which is primarily owned
by  Mr.  Abbruzzese,  in  order  to
carry  out  business  when  airline
schedules   are   not   compatible.
Transactions  with  Wave Air,  Inc.
amounted to approximately  $278,000
for the year ended March 31, 1997.

      During the year ended March 31,
1997,  CAI  loaned  $800,000 to  Haig
Capital LLC and $200,000  to TelQuest
Communications,  Inc.,  entities   in
which  Mr.  Abbruzzese is a principal
member and stockholder, respectively,
of which approximately  $175,000  was
repaid  by  Haig  Capital.   In March
1997,   Mr.  Abbruzzese  combined   a
$19,000 February  1997 loan from CAI,
the  remaining  obligation   of  Haig
Capital,  accrued  interest  on  both
loans,  and  an  additional  $100,000
advance in April 1997 (subsequent  to
year-end)     into    one    personal
unsecured, demand  obligation  in the
amount  of $780,054, bearing interest
at 14% per annum.  In March 1997, CAI
separately   purchased  certain  used
equipment for the Boston Project from
Haig Capital L.L.C. for $107,000.

      The    loan     to     TelQuest
Communications, Inc. is evidenced  by
a  promissory  note  in the principal
amount of $200,000, bears interest at
14%, and matures in March  2000.  The
note  is  convertible  into  TelQuest
Communications, Inc. common stock  at
the  election of CAI.  The Company is
currently  negotiating the terms of a
joint    venture     with    TelQuest
Communications   and   CS   Wireless,
pursuant to which the Company will be
obligated to invest $2.5  million  in
cash  and  purchase  $2.5  million of
equipment in exchange for an  initial
equity  interest in the joint venture
of 25%.   The  original $200,000 loan
to  TelQuest Communications  will  be
contributed to the joint venture, and
CAI will  receive  a  credit  for the
principal  and  accrued  interest  on
such amount against the cash  portion
of   its   joint  venture  investment
obligation.    Interest   earned   on
related   party   loans  approximated
$63,400 for the year  ended March 31,
1997.

      During  April 1997,  CAI  sold
approximately     $2,112,000      of
equipment  at  book  value  from the
Boston  Project  that was not needed
to CS Wireless for  20% down and the
balance   due   in  30  days   after
delivery.    Additionally,    during
April   1997,  CAI  placed  purchase
orders approximating $1,612,000 with
CS Wireless for equipment needed for
the Boston Project, taking advantage
of  CS Wireless'  favorable  pricing
arrangements with its vendor.

   ITEM 14. EXHIBITS, FINANCIAL
STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

(a)   Financial    Statements   and
Schedules
      The    financial    statements
      listed  in   the  accompanying
      index to financial  statements
      and  schedules  are  filed  as
      part of this Annual Report  on
      Form 10-K.

(b)   Reports on Form 8-K
      The  Company  filed  a Current
      Report   on   Form  8-K  dated
      November   25,   1996   (filed
      January    3,   1997),    that
      reported the  following events
      under  Item  5:    (A)   "CAI"
      entered  into  a  Modification
      Agreement  dated December  12,
      1996 with affiliates  of  Bell
      Atlantic Corporation and NYNEX
      Corporation.  The Modification
      Agreement     suspends     the
      Business          Relationship
      Agreement  among  the  parties
      for one year and gives  CAI or
      its   designee  an  option  to
      purchase the $100 million RBOC
      investment in CAI; (B) CAI has
      recently announced that it has
      retained      J.P.      Morgan
      Securities   Inc.   and  Smith
      Barney    Inc.   to   act   as
      financial advisors  to  CAI in
      connection    with   exploring
      strategic alternatives for the
      Company;  (C)  The   following
      news  releases were issued  by
      the Company:  (i) CAI WIRELESS
      SYSTEMS,   INC.   RESPONDS  TO
      CLASS  ACTION LAWSUIT,  issued
      on  November   25,  1996  (See
      Exhibit   99.1),   (ii)    CAI
      WIRELESS     SYSTEMS,     INC.
      RESPONDS   TO   RECENT   NEWS,
      issued  on  December  6,  1996
      (See  Exhibit 99.2), (iii) CAI
      WIRELESS     SYSTEMS,     INC.
      RECEIVES   FIRST   FCC  MARKET
      TRIAL APPROVAL TO USE WIRELESS
      CABLE   SPECTRUM  FOR  TWO-WAY
      SERVICES,  issued  on December
      16,  1996 (See Exhibit  99.3);
      and (D)  CAI has been named in
      a    class   action    lawsuit
      alleging various violations of
      the  federal  securities  laws
      filed   in  the  United  State
      District    Court    for   the
      Northern District of New York.

      The  Company  filed  a Current
      Report   on   Form  8-K  dated
      January   31,   1997    (filed
      February    7,   1997),   that
      reported under Item 5 that the
      following news  releases  were
      issued:   CAI WIRELESS SYSTEMS
      AND   ADC   TELECOMMUNICATIONS
      ANNOUNCE  PLANS   TO   JOINTLY
      DESIGN  AND  IMPLEMENT TWO-WAY
      WIRELESS SERVICES  on February
      3,  1997  (see Exhibit  99.1);
      CAI  WIRELESS   RECEIVES   THE
      FIRST  PERMANENT APPROVAL FROM
      THE FCC  TO USE WIRELESS CABLE
      SPECTRUM FOR  TWO-WAY SERVICES
      on  January  31,   1997   (see
      Exhibit  99.2);  CAI  WIRELESS
      SYSTEMS   TO   RELOCATE   FROM
      ALBANY   TO   PHILADELPHIA  on
      January 31, 1997.

      The  Company filed  a  Current
      Report on Form 8-K dated March
      6, 1997 (filed March 12, 1997)
      that reported under Item 5 the
      following  news  release:  CAI
      WIRELESS SYSTEMS,  INC.  SIGNS
      LETTER  OF  INTENT FOR INTERIM
      FINANCING  (see Exhibit 99.1).

      The  Company filed  a  Current
      Report on Form 8-K dated March
      17, 1997 (filed June 27, 1997)
      that  reported  the  following
      events  under Item 5:  (A) CAI
      Entered Into  Amendement No. 1
      To  The  Affiliates   Of  Bell
      Atlantic Corporation And NYNEX
      Corporation on April 29,  1997;
      (B)  CAI  Closed A $30 Million
      Interim    Credit     Facility
      Provided By The "Interim  Debt
      Lenders"  on June 6, 1997; (C)
      the  following  news  releases
      were issued:  (1) CAI WIRELESS
      FILES FOR FCC APPROVAL TO TEST
      TWO-WAY  WIRELESS  SERVICES IN
      PITTSBURGH on March  17,  1997
      (see  Exhibit  99.1);  (2) CAI
      WIRELESS  FILES  FOR AUTHORITY
      TO  PROVIDE TELEPHONE  SERVICE
      IN NEW  YORK  STATE   on March
      19,  1997  (see Exhibit 99.2);
      (3) CAI WIRELESS  RECEIVES FCC
      APPROVAL TO TEST FIXED TWO-WAY
      WIRELESS      SERVICES      IN
      PITTSBURGH  on  April  2, 1997
      (see  Exhibit  99.3); (4)  CAI
      RENEGOTIATES TERMS  WITH RBOCS
      ON    SECURITIES    REPURCHASE
      OPTION on April 30, 1997  (see
      exhibit  99.4);  and  (5)  CAI
      WIRELESS     CLOSES    INTERIM
      FINANCING   on  June  6,  1997
      (see Exhibit 99.5).
(c)   Exhibits
      See index to exhibits filed as
part of this Annual  Report  on Form
10-K.

(d)   Schedules
      Schedules,   specified   under
      Regulation  S-X,  are  omitted
      because   of  the  absence  of
      conditions  under  which  they
      are  required  or  because the
      required    information     is
      included   in   the  financial
      statements   submitted.     In
      accordance  with Rule 3-09(a),
      separate financial  statements
      of   CS   Wireless   are   not
      required to be filed.

INDEX TO FINANCIAL STATEMENTS AND
             SCHEDULES

                                                          Page No.
                                                         IN FORM 10-K


      FINANCIAL STATEMENTS

Reports of Independent
Accountants                                                       33

Consolidated Balance Sheets -
March 31, 1997 and 1996                                           35

Consolidated Statements of Operations - Years
Ended March 31, 1997, 1996, and 1995                              36

Consolidated Statements of Shareholders' Equity - Years
Ended March 31, 1997, 1996, and 1995                              37

Consolidated Statements of Cash Flows - Years Ended March 31,
1997, 1996, and 1995                                              38

Notes to Consolidated Financial Statements                        41

             SIGNATURES

      Pursuant  to  the requirements
of  Section  13  or  15(d)   of  the
Securities Exchange Act of 1934, CAI
Wireless   Systems,  Inc.  has  duly
caused this  annual  report  on Form
10-K  to be signed on its behalf  by
the   undersigned   thereunto   duly
authorized.


        CAI WIRELESS SYSTEMS, INC.
        (Registrant)


                            BY:
                            /S/ JARED E. ABBRUZZESE

                            Jared E. Abbruzzese,Chairman,
Date: JUNE 30, 1997         Chief Executive Officer and Director


      Pursuant  to  the requirements
of  the Securities Exchange  Act  of
1934,  this  report  has been signed
below  by the following  persons  on
behalf of CAI Wireless Systems, Inc.
and in the  capacities  and  on  the
dates indicated.


            SIGNATURE                        TITLE                         DATE



/S/     JARED E. ABBRUZZESE          Chairman, Chief Executive Officer    June 30, 1997
       Jared E. Abbruzzese           and Director
                                    (Principal Executive Officer)


/S/    JOHN J. PRISCO                President, Chief Operating Officer   June 30, 1997
       John J. Prisco                and Director



/S/   JAMES P. ASHMAN                Executive Vice President, Chief      June 30, 1997
      James P. Ashman                Financial Officer and Director
                                     (Principal Financial Officer)


/S/  GEORGE M. WILLIAMS              Chief Administrative Officer,        June 30, 1997
     George M. Williams              Secretary, Treasurer and Director



/S/   CRAIG J. KESSLER               Vice President and Controller       June 30, 1997
      Craig J. Kessler              (Principal Accounting Officer)



/S/  ARTHUR C. BELANGER              Director                             June 30,1997
     Arthur C. Belanger

            SIGNATURE                        TITLE                           DATE


/S/     HAROLD A. BOUTON                 Director                        June 30, 1997
        Harold A. Bouton



/S/     DAVID M. TALLCOTT                Director                        June 30, 1997
        David M. Tallcott



/S/     ROBERT D. HAPP                   Director                        June 30, 1997
        Robert D. Happ


                                         Director                         June    , 1997
        Alan Sonnenberg


                              INDEX TO  EXHIBITS

                                                                               Incorporation by
                                                                               Reference (SEE       PAGE
 EXHIBIT NO.                                  DESCRIPTION                      LEGEND)                NO.
   2.1              Asset Purchase Agreement-New York System                     5-Exhibit 2
   2.2              Bott Acquisition Agreement                                   2-Exhibit 2
   2.3              Agreement  and  Plan of Merger, as amended, by and among     7-Exhibit 2.1
                      CAI, CAI Merger Sub and ACS
   2.4              Agreement  and Plan of Merger by and among CAI, ECN          7-Exhibit 2.2
                      and ECNW dated as of March 28, 1995
   2.5              Asset Purchase  Agreement by and among CAI, ECN and          7-Exhibit 2.3
                      ECNMII dated as of March 28, 1995
   2.6              Option Agreement dated March 28, 1996                        7-Exhibit 2.4
   2.7              Purchase Agreement  by  and  between  CAI  and WCTV          7-Exhibit 2.5
                      dated as of March 28, 1995
   2.8              Purchase Agreement by and between CAI and AWS dated          7-Exhibit 2.6
                      as of March 28, 1995
   2.9              Agreement  and Plan of Merger by and among CAI, HRW          7-Exhibit 2.7
                      and the Minority Shareholders named therein, dated as of
                      March 28, 1995
   2.10             Participation  Agreement  among  Heartland Wireless          9-Exhibit 2.1
                      Communications, Inc., CAI Wireless Systems,  Inc. and CS
                      Wireless Systems, Inc. dated as of December 12, 1995.
   2.11             Amendment No. 1 to Participation Agreement among            12-Exhibit 2.2
                      Heartland Wireless Communications, Inc., CAI Wireless
                      Systems, Inc., and CS Wireless Systems, Inc. dated as of
                      December 12, 1995.
   3.1              Amended  and  Restated Certificate of Incorporation          9-Exhibit 3.1
                     of CAI
   3.2              Amended and Restated Bylaws of CAI                           9-Exhibit 3.2
   4.1              Form of Indenture for Senior Notes                           6-Exhibit 4.1
   4.2              First Supplemental Indenture                                11-Exhibit 4.1
   4.3              Form  of  Escrow  Agreement  among CAI and Chemical Bank     6-Exhibit 4.30
   4.4              Subordinated Unsecured Promissory Note dated August          1-Exhibit 4.7
                      31, 1993 by and between CAI and Hope E. Carter
   4.5              Promissory Note-Bott Family Trust                            2-Exhibit 4.1
   4.6              Guaranty and Security Agreement-Bott Family Trust            2-Exhibit 4.2
   4.7              Promissory Note-Bott                                         2-Exhibit 4.3
   4.8              Guaranty and Security Agreement-Bott                         2-Exhibit 4.4
   4.9              Term Note due May 9, 2005 in the principal amount           16-Exhibit 4.9
                      of $15.0 million issued to MMDS Holdings II, Inc.
   4.10             Term Note due May 9, 2005 in the principal amount           16-Exhibit 4.10
                      of $15.0 million issued to NYNEX Holding Company
  10.1              1993 Stock Option and Incentive Plan                         1-Exhibit 10.1, 3
  10.2              Form of 1993 Incentive Stock Option Agreement                1-Exhibit 10.2, 3
  10.3              Form of 1993 Non-Qualified Stock Option Agreement            1-Exhibit 10.3, 3
  10.4              Outside Director's Stock Option Plan                         1-Exhibit 10.4, 3
  10.5              Form of Outside Director's Stock Option Agreement            1-Exhibit 10.5, 3
  10.6              Employment Agreement dated March 21, 1996 by and            16-Exhibit 10.6
                      between Jared E. Abbruzzese and CAI
  10.7              Letter Agreement dated October 13, 1993 by and               1-Exhibit 10.10
                      between Hampton Roads Wireless, Inc. and CAI
  10.8              Employment Agreement dated October 1, 1993 by and            1-Exhibit 10.9, 3
                      between George M. Williams and CAI and Amendment to
                    Employment Agreement dated December 15, 1993
  10.9              Master Sublease dated June 19, 1993 by and between           1-Exhibit 10.11
                    Tri-Mark Communications, Ltd. and George Bott
  10.10             Agreement between CAI and SNET                               1-Exhibit 10.14
  10.11             Consulting Agreement dated May 15, 1993 between              1-Exhibit 10.7
                      Jared E. Abbruzzese and CAI

                                            INDEX TO  EXHIBITS (CONTINUED)



                                                                                            INCORPORATION
     Exhibit NO.                                                                            by Reference (SEE      PAGE
                                                        DESCRIPTION                           LEGEND)              NO.
  10.12               Business  Relationship Agreement among CAI, its Subsidiaries           7-Exhibit 10.13
                        and BANX Affiliate  dated  as  of  March  28, 1995, as amended by
                        Amendment Agreement No. 1
  10.13               Securities Purchase Agreement dated as of March 28, 1995               4-Exhibit 2
                        among CAI, its Subsidiaries and BANX Partnership, including forms of Stage I and Stage II Warrants
  10.14               Stage I Warrant                                                        8-Exhibit 4.19
  10.15               Stage II Warrant                                                      16-Exhibit 10.15
  10.16               1995 Incentive Stock Plan                                             16-Exhibit 10.16
  10.17               Consulting and Employment Agreement dated as of January 1,            16-Exhibit 10.17
                        1996 between the Company and John Prisco
  10.18               Termination  Agreement  dated  February 23, 1996 between CAI          16-Exhibit 10.18
                        and Alan Sonnenberg
  10.19               Consulting  Agreement  dated  February  23, 1996 between the          16-Exhibit 10.19
                        Company and Alan Sonnenberg
  10.21               Form of Representative's Warrant Agreement with Form of                1-Exhibit 4.3
                        Warrant Certificate attached thereto
  10.22               Warrant Agreement dated August 30, 1993 between CAI and                1-Exhibit 4.13
                        Richard McKenzie
  10.23               Warrant Agreement dated August 30, 1993 between CAI and Phil           1-Exhibit 4.14
                        Hempleman
  10.24               Warrant Agreement dated September 10, 1993 between CAI and             1-Exhibit 4.15
                        John Oppenheimer
  10.25               Warrant Agreement dated August 30, 1993 between CAI and Marc           1-Exhibit 4.16
                        Howard
  10.26               Warrant Agreement dated September 10, 1993 between CAI and             1-Exhibit 4.17
                        Les Alexander
  10.27               Warrant Agreement dated November 9, 1993 between CAI and               1-Exhibit 4.26
                        Phil Hempleman
  10.28               Warrant Agreement dated November 9, 1993 between CAI and               1-Exhibit 4.27
                        Marc Howard
  10.29               Warrant Agreement dated November 9, 1993 between CAI and               1-Exhibit 4.28
                        Richard
                               McKenzie
  10.30               Warrant Agreement dated November 9, 1993 between CAI and               1-Exhibit 4.29
                        John Oppenheimer
  10.31               Warrant Agreement dated November 9, 1993 between CAI and Les           1-Exhibit 4.30
                        Alexander
  10.32               Modification Agreement dated December 12, 1996, among the             14-Exhibit 10.
                        registrant and various affiliates of Bell Atlantic
                        Corporation and NYNEX Corporation
  10.33               1996 Outside Directors' Stock Option Plan                             15-Appendix A
  10.34               Amendment No.1 to the Modification Agreement dated April              17-Exhibit 99.7
                        29, 1997 among the registrant and various affiliates of
                        Bell Atlantic Corporation and NYNEX Corporation
  10.35               Employment Agreement dated as of February 29, 1997 between            17-Exhibit 99.6
                        the registrant and James P. Ashman
  10.36               Loan and Security Agreement dated as of May 16, 1997 by and           17-Exhibit 99.9
                        among registrant and certain of its subsidiaries,
                        Foothill Capital Corporation, as agent, and the
                        financial institutions listed therein (confidential
                        treatment of certain portions of this exhibit has been requested)
   10.37              Release and Agreement dated as of April 29, 1997 among                17-Exhibit 99.8
                        registrant and various affiliates of Bell Atlantic Corporation and NYNEX Corporation
<dagger>11.1          Schedule Regarding Computation of Loss Per Common Share
<dagger>11.2          Schedule Regarding Computation of Fully Diluted Loss Per
                      Common Share
   12.                Statements re Computation of Ratios                                   13
<dagger>21.           Subsidiaries of the Registrant
<dagger>23.1          Consent of Coopers & Lybrand L.L.P.
<dagger>23.2          Consent of KPMG Peat Marwick, LLP
  27.                 Financial Data Schedule

LEGEND
              1              Incorporated by reference to the exhibits to the Registration Statement on  Form S-
                               1 (No. 33-71662).
              2              Incorporated by reference to exhibits to the Current Report on Form 8-K dated
                               March 23, 1994 (No. 0-22888).
              3              Management contract or compensation plan or arrangement.
              4              Incorporated by reference to the exhibits to the Schedule 13D of BANX Partnership dated March 29, 1995, filed with the Commission on April 10, 1995.
              5              Incorporated by reference to the exhibit to the Current Report on Form 8-K dated
                               January 9, 1995 (No. 0-22888).
              6              Incorporated by reference to the exhibits to the Registration Statement on Form S-
                               1 (No. 33-93062).
              7              Incorporated by reference to the exhibits to the Registration Statement on Form S-
                               4 (No. 33-94222).
              8              Incorporated by reference to the exhibits to the Annual Report on Form 10-K for
                               March 31, 1995
              9              Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for
                               September 30, 1995.
             10              Incorporated by reference to the exhibits to the Current Report on Form 8-K dated
                               December 12, 1995.
             11              Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for
                               December 31, 1995 (No. 0-22888).
             12              Incorporated by reference to the exhibits to the Current Report on Form 8-K dated
                               February 23, 1996 (No. 0-22888).
             13              The information is not included because the ratio is less than 1 and the earnings deficiency is included in the Selected Financial Data of CAI.
             14              Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for
                               December 31, 1996.
             15              Incorporated by reference to the registrant's Proxy Statement dated September 18,
                               1996.
             16              Incorporated by reference to the exhibits to the Annual Report on Form 10-K for
                               March 31, 1996.
             17              Incorporated by reference to the exhibits to the Current Report on Form 8-K dated
                               June 27, 1997.
              <dagger>       Filed herewith.