Form 10-Q
period 1997-06-30
CAI WIRELESS SYSTEMS INC
filed 1997-08-14
CIK 914749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


            /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1997

                                       OR

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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


                                 (518) 462-263
                (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X   No   _____


Number of shares outstanding of each of registrant's class of common stock at August 10, 1997:


Class                                                        Outstanding Shares
-----                                                        -------------------
Common Stock, no par value                                        40,540,539

PART I. FINANCIAL INFORMATION.
 Item 1. Financial Statements.


                           CAI WIRELESS SYSTEMS, INC.
                           Consolidated Balance Sheets



                                                                               June 30, 1997                      March 31, 1997
                                                                                ------------                       -------------
                                                                                 (unaudited)
                                     ASSETS
         Cash and cash equivalents                                              $  7,798,406                         $10,471,918
         Subscriber accounts receivable, less allowance for bad debts of
           $629,000 for June and $751,000 for March                                  792,716                             695,707

         Prepaid expenses                                                          1,024,311                           1,034,106
         Property and equipment, net                                              65,854,657                          69,767,017
         Wireless channel rights, net                                            207,164,531                         207,680,551
         Investment in CS Wireless Systems, Inc.                                  81,773,527                          88,389,527
         Goodwill, net of accumulated amortization                               102,151,066                         104,204,716
         Debt service escrow                                                      48,567,531                          47,865,389
         Debt financing costs, net                                                13,139,238                           9,249,934
         Other assets                                                              5,798,371                           2,980,650
                                                                                ------------                       -------------
         Total Assets                                                           $534,064,354                        $542,339,515
                                                                                ============                       =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
         Liabilities
               Accounts payable                                               $    4,306,630                      $    6,600,584
               Accrued expenses                                                   26,035,705                          16,138,811
               Wireless channel rights obligations                                 5,704,100                           5,302,600
               Interim financing                                                  11,500,000                                   -
               Notes payable                                                      36,758,854                          36,786,596
               Senior notes                                                      275,000,000                         275,000,000
                                                                                ------------                       -------------
                                                                                 359,305,289                         339,828,591
                                                                                ------------                       -------------
         Commitments and Contingencies
         Mandatorily Redeemable Preferred Stock
           14% Senior convertible preferred stock
           (liquidation value  $70,000,000)                                       69,195,000                          69,160,000
               Accrued preferred stock dividends                                  22,193,692                          18,660,734
                                                                                ------------                       -------------
                                                                                  91,388,692                          87,820,734
                                                                                ------------                       -------------
         Shareholders' Equity
               Common stock, 40,540,539 shares issued and outstanding            275,769,414                         275,769,414

              Accumulated deficit                                               (192,399,041)                       (161,079,224)
                                                                                ------------                       -------------

                                                                                  83,370,373                         114,690,190
                                                                                ------------                       -------------

         Total Liabilities and Shareholders' Equity                             $534,064,354                        $542,339,515
                                                                                ============                       =============

See notes to consolidated financial statements.

                           CAI WIRELESS SYSTEMS, INC.
                      Consolidated Statements of Operations
                                  (unaudited)

                                                                                          Quarter ended June 30,
                                                                                      1997                      1996
Revenues                                                                        $    8,091,252            $   9,304,823
                                                                                   -----------              -----------

Costs
and
expenses

        Programming and licensing                                                    3,702,910                3,892,596
        Marketing                                                                      368,848                  574,605
        General and administrative                                                   7,103,485                6,913,514
        Depreciation and amortization                                                7,938,832                8,095,227
                                                                                   -----------              -----------
                                                                                    19,114,075               19,475,942
                                                                                   -----------              -----------

               Operating loss                                                     (11,022,823)              (10,171,119)
                                                                                   -----------              -----------

Other income (expense)

       Interest expense                                                           (10,973,673)              (10,160,834)

       Equity in net loss of CS Wireless Systems, Inc.                             (6,616,000)               (3,000,000)

Interest income and other income                                                      860,637                 2,211,518
                                                                                   -----------              -----------

                                                                                  (16,729,036)              (10,949,316)
                                                                                   -----------              -----------

       Loss before income tax benefit                                             (27,751,859)              (21,120,435)

Income tax benefit                                                                          -                 4,500,000
                                                                                   -----------              -----------

       Net loss                                                                   (27,751,859)              (16,620,435)

Preferred stock dividends                                                          (3,567,958)               (3,075,617)
                                                                                   -----------              -----------

       Loss applicable to common shareholders                                    $(31,319,817)             $(19,696,052)
                                                                                   ===========              ===========

                                                                                      $ (0.77)                  $ (0.51)
                                                                                   ===========              ===========
Average common and equivalent shares outstanding                                   40,540,539                38,859,743
                                                                                   ===========              ===========

See notes to consolidated financial statements.

                                                     CAI WIRELESS SYSTEMS, INC.
                                           Consolidated Statements of Shareholders' Equity
                                           For the Quarter Ended June 30, 1997 (unaudited)
                                                and the Year Ended March 31, 1997


                                                           Common Stock                        Accumulated
                                                    Shares              Amount                   Deficit                Total
                                                 ----------          -----------             ------------           -------------
Balance at April 1, 1996                         37,829,482          $257,701,130            $(65,090,206)          $192,610,924

Senior preferred stock issuance costs
       reclassified from project costs                    -                   -                  (661,212)              (661,212)

Series A 8% redeemable convertible
     preferred stock converted into common        2,637,742           18,049,955                        -             18,049,955
Value assigned to warrants exercised                 73,315               18,329                  (18,329)                     -

Preferred stock dividends accrued                         -                    -              (13,011,270)           (13,011,270)
Net loss                                                                                      (82,298,207)           (82,298,207)
                                                 ----------          -----------             ------------           -------------

Balance at March 31, 1997                        40,540,539          275,769,414             (161,079,224)           114,690,190

Preferred stock dividends accrued                         -                    -               (3,567,958)            (3,567,958)
Net loss                                                  -                    -              (27,751,859)           (27,751,859)
                                                 ----------          -----------             ------------           -------------
Balance at June 30, 1997                         40,540,539         $275,769,414            $(192,399,041)         $  83,370,373
                                                 ==========          ===========             ============           =============

  See notes to consolidated financial statements.

                           CAI WIRELESS SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                              Quarter Ended June 30,
                                                                     1997                                1996
                                                                 -----------                          ------------
Cash flows from operating activities
Net loss                                                       $ (27,751,859)                        $ (16,620,435)
Adjustments to reconcile net loss to
  net cash used in operating activities:
 Depreciation and amortization                                     7,938,832                             8,095,227
 Equity in net loss of CS Wireless Systems, Inc.                   6,616,000                             3,000,000
 Deferred income tax benefit                                              -                             (4,500,000)
 Debt financing costs and discounts amortization                     711,500                               502,325
 Debt service escrow interest income                                (702,142)                           (1,092,917)
 Changes in assets and liabilities:
     Subscriber accounts receivable                                  (97,009)                               36,394
     Other assets                                                    (54,169)                             (121,094)
     Accounts payable and accrued expenses                         7,559,589                             8,880,700
                                                                 -----------                          ------------
                 Net cash used in operating activities            (5,779,258)                           (1,819,800)
                                                                 -----------                          ------------
Cash flows from investing activities
  Purchase of wireless channel rights                             (1,238,253)                           (1,129,955)
  Purchase of equipment                                           (1,850,022)                           (9,999,304)
     Payments received from CS Wireless Systems, Inc.                422,378                                     -
     Loan to related parties                                        (136,080)                                    -
     Cash paid for investment                                       (356,025)                                    -
  Other                                                             (269,053)                             (279,893)
                                                                 -----------                          ------------
          Net cash used in investing activities                   (3,427,055)                          (11,409,152)
                                                                 -----------                          ------------
Cash flows from financing activities
      Proceeds from interim debt financing                         8,500,000                                     -
  Repayment of debt                                                 (504,580)                          (10,329,492)
  Debt financing costs paid                                       (1,462,619)                                    -
                                                                 -----------                          ------------
          Net cash provided by (used in) financing activities       6,532,801                          (10,329,492)
                                                                 -----------                          ------------

           Net decrease in cash and cash equivalents              (2,673,512)                          (23,558,444)
Cash and cash equivalents, beginning of year                      10,471,918                           103,263,094
                                                                 -----------                          ------------
Cash and cash equivalents, end of period                        $  7,798,406                          $ 79,704,650
                                                                 ===========                          ============
Cash Payments During the Period for Interest                        $ 97,531                             $ 290,466
                                                                 ===========                          ============



See notes to consolidated financial statements.

                           CAI WIRELESS SYSTEMS, INC.

                   Notes to Consolidated Financial Statements
                                  (unaudited)


Note 1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements.

        The consolidated financial statements include the accounts of CAI Wireless Systems, Inc. and its wholly-owned subsidiaries (the "Company" or "CAI"). All intercompany transactions have been eliminated in consolidation. The Company's 47.7% investment in CS Wireless Systems, Inc. ("CS") is accounted for on the equity method. Current summarized financial information regarding CS is presented in Note 3. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for interim periods have been included. Certain items in the prior period financial statements have been reclassified to conform with the current period's presentation. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998. The unaudited financial statements presented herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1997 which is on file with the Securities and Exchange Commission.


    Going Concern

    CAI's recurring losses, restrictions to obtain additional financing, and substantial commitments, raise substantial doubt about the continuation of CAI as a going concern. For the current fiscal year ending March 31, 1998, the Company is obligated to pay approximately (i) $6,400,000 for minimum license fees and lease payments, and (ii) $1,100,000 in MMDS license auction fees and to fund operating costs for such period.

        On a long-term basis, CAI has substantial indebtedness which beginning in fiscal year 1999 will include significant debt service requirements and senior preferred stock dividend payments. As of June 30, 1997, CAI had outstanding consolidated long-term debt of $323,300,000 and senior preferred stock including accrued dividends totaling $91,389,000.

        The Company's business strategy has shifted away from being solely a provider of subscription television services to becoming a provider of a full array of video, voice and data transmission services using its MMDS spectrum. In management's opinion, this strategy will help meet the current and perceived future competition and in relation to obtaining a new strategic partner, show the flexibility and increased value of the Company's MMDS spectrum. In connection with achieving these objectives, CAI is committed through additional open purchase orders as of August 11, 1997 to spend approximately $9,700,000, primarily for capital expenditures associated with additional development of the Boston digital transmission facilities. These commitments are to be funded in part by the Interim Debt Financing.

    The Company's operating plans, including digital video, two-way voice and data, Internet and Intranet access services and testing, will require additional funding. Such additional funds may take the form of debt or equity securities issuances, borrowings under loan arrangements or sales of assets including channel rights or wireless cable systems. CAI's ability to engage in financings, asset sales or acquisition transactions is limited by the contractual arrangements entered into with BANX Partnership and the Interim Debt Lenders, and significant transactions likely will require their prior consent. In addition, the Company's 12.25% Senior Notes due 2002 impose similar restrictions on the incurrence of additional debt and on the ability to effect asset sales. Therefore, there can be no assurance that the Company will be able to engage in any financing transactions or that financing will be available to the Company. If such financing is available, there can be no assurance that the terms thereof will be favorable to the Company.


Note 2. Litigation

   Shareholders' Class Action

        During the year ended March 31, 1997, the Company was named in six class action lawsuits, each alleging various violations of the federal securities laws. These actions were consolidated into one lawsuit entitled In Re CAI Wireless Systems, Inc. Securities Litigation (96-CV-1857) (the "Securities Lawsuit"), which is currently pending in the United States District Court for the Northern District of New York. The Securities Lawsuit is in its preliminary stages. The amended, consolidated complaint, which names the Company and certain officers and directors of CAI as defendants, alleges a variety of violations of the antifraud provisions of the Federal securities laws by the aforementioned defendants.

             A scheduling conference was held on June 3, 1997, at which the briefing schedule for defendants' motion to dismiss was agreed upon among the parties. Based on such schedule, the Company believes that such motion will not be ruled upon until the fall of 1997. While the motion is pending, all other deadlines affecting motions and discovery have been postponed. The Company and individual defendants are contesting the Securities Lawsuit vigorously and believe it is entirely without merit. Accordingly, management believes that this lawsuit will not have a material adverse effect on the Company's earnings, financial condition or liquidity.

     Other Litigation

               The Company is involved in various claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's earnings, financial condition or liquidity.

Note 3. Investment in CS

        The Company's investment in CS reflects the equity loss of $6,016,000 (based on CAI's pro-rata share of CS's net loss of $12,606,000) for the three-month period ended March 31, 1997 along with $600,000 of amortization of the goodwill associated with the Company's investment.

CAI WIRELESS SYSTEMS, INC.
Notes to Consolidated Financial Statements  (continued)

Note 3. Investment in CS  (continued)

        The following is an unaudited condensed consolidated balance sheet of CS derived from its Form 10-Q as of March 31, 1997:

Assets
Cash and cash equivalents                                      $107,185,000
Other current assets                                              1,975,000
Systems and equipment, net                                       41,240,000
Wireless channel rights, net                                    172,828,000
Goodwill, net of accumulated amortization                        51,040,000
Net assets held for sale                                         20,368,000
Debt issuance costs, net                                         10,504,000
      Total Assets                                             $405,140,000
Liabilities and Equity
Accounts payable and accrued expenses                          $  6,860,000
FCC Auction payable                                               5,152,000
Other liabilities                                                   660,000
Debt                                                            276,168,000
Deferred income taxes                                             4,072,000
Common stock and paid-in-capital                                154,568,000
Accumulated deficit                                             (42,340,000)
      Total Liabilities and Equity                             $405,140,000

        The following is an unaudited condensed consolidated statement of operations of CS derived from its Form 10-Q for the three months ended March 31, 1997:

Revenues                                                       $  6,678,000
Operating expenses:
      Systems operations                                          3,695,000
      General and administrative                                  3,815,000
      Depreciation and amortization                               6,585,000
      Total operating expenses                                   14,095,000
          Operating loss                                        ( 7,417,000)
Interest income                                                   1,450,000
Interest expense                                                 (7,996,000)
           Loss before income tax benefit                       (13,963,000)
Income tax benefit                                                1,357,000
      Net loss                                                 $(12,606,000)

                           CAI WIRELESS SYSTEMS, INC.
            Notes to Consolidated Financial Statements  (continued)

Note 4. Interim Debt Financing

        On June 6, 1997 (the "Closing Date"), the Company closed a $30,000,000 interim credit facility (the "Interim Credit Facility") with certain financial institutions, including Foothill Capital Corporation (the "Interim Debt Lenders"). The Interim Credit Facility is governed by the terms of a Loan and Security Agreement dated as of May 15, 1997 (the "Agreement") among CAI, certain of its subsidiaries and the Interim Debt Lenders. The Interim Credit Facility, which matures on March 1, 1999, consists of (i) a $5,000,000 revolving credit facility (the "Revolver"), which bears interest at 4.75 percentage points above the Reference Rate (as announced periodically by Norwest Bank, currently at 8.5%), but in no instance shall the interest rate on the revolving credit facility be less than 13% per annum, and of which $3,000,000 was available to the Company on the Closing Date, (ii) a $5,000,000 Term Loan A credit facility, all of which was made available to the Company on the Closing Date, and (iii) a $20,000,000 Term Loan B facility, of which $5,000,000 was made available to the Company on the Closing Date. The Term Loans bear interest at 13% per annum. The balance of the Revolver and Term Loan B facilities will be made available to the Company when and if certain operational benchmarks are achieved by the Company. The Company's incoming cash flow must be applied to repay the Revolver to the extent of any outstanding balances thereunder. The Term Loans are due and payable, together with all accrued and unpaid interest, at the termination of the Agreement on March 1, 1999. So long as no defaults exist under the Agreement, the Company may elect, and has elected, to accrue one-half of the interest on the Term Loan facilities, having it added to the principal amount outstanding on the Term Loans, and pay the remaining one-half of interest on a current basis.

        The Company initially borrowed $10,000,000 under the Interim Credit Facility, consisting of $5,000,000 from each of Term Loan A and Term Loan B, which funds were advanced by the Interim Debt Lenders on the Closing Date, net of a $1,500,000 closing fee payable to the Interim Debt Lenders on the Closing Date. An additional closing fee in the amount of $1,500,000 was also incurred by the Company on the Closing Date, which fee is represented by a promissory note in the principal amount of such fee and payable to the Interim Debt Lenders. This note bears interest at 14% per annum, with interest payable quarterly. The Company has elected to accrue such interest and have it added to the principal balance of the note, which is due and payable in full at the termination of the Agreement (pursuant to the terms of the note whether at maturity or by prepayment or acceleration).

        Pursuant to the Agreement, the Company has granted a first priority lien on all of its assets not already subject to existing liens. The primary assets collateralizing the Interim Debt Facility are the Company's wireless channel rights, property and equipment, and the stock of certain of CAI's subsidiaries and its investment in CS. The Agreement restricts the Company's ability to, among other things, incur additional indebtedness, dispose of assets or pay dividends on its capital stock without the prior consent of the Interim Debt Lenders. Furthermore, the Company is required to maintain a certain level of net worth and number of subscribers, and is limited on the amount of annual capital expenditures.

Note 5. Subsequent Events

   TelQuest Satellite Services

        On August 4, 1997, the Company secured access to digitally-compressed programming for its subscription television business through an affiliation agreement (the "Affiliation Agreement") with TelQuest Satellite Services LLC ("Satellite Services"). Pursuant to the terms of the Affiliation Agreement, the Company will receive digital video programming for any of its markets in which it may elect to launch a digital subscription television business. The Satellite Services signal will initially be a C-Band satellite signal transmitted to the Company's MMDS headends from the TelStar 5 Satellite successfully launched and deployed by Loral Skynet in July. Satellite Services also plans to offer a direct-to-home ("DTH") digital video programming service commencing in 1998. Upon launch of such service, the Company will have an opportunity to market and sell the Satellite Services DTH product along with the Company's headend service in the Company's markets. The Company has the right to be the exclusive provider of Satellite Services programming in each of its markets, subject to the payment of certain minimum fees in certain circumstances and meeting certain performance standards. The Company expects to use the Satellite Services programming in Boston this fall in connection with the launch of the Boston digital subscription television service.

        The Satellite Services headend service will eliminate the need for CAI to construct and operate a digital compression center in each of the markets in which it decides to launch a digital subscription television service. As the Company planned the build-out of its systems in fulfilment of its obligations to Bell Atlantic Corporation ("Bell Atlantic") and NYNEX Corporation ("NYNEX") under the Business Relationship Agreement (the "BR Agreement") among the Company, Bell Atlantic and NYNEX, it did not contemplate the need to secure digitally-compressed video programming as the Company was only required to provide the MMDS transport system to Bell Atlantic and NYNEX under the BR Agreement, and not any programming services. Under the BR Agreement, Bell Atlantic and NYNEX would provide the programming for transmission over the Company's facilities. With the decision by Bell Atlantic and NYNEX to abandon their plans to utilize the Company's digital MMDS facilities to broadcast Bell Atlantic/NYNEX programming in December 1996, the Company needed an alternative programming solution for any market in which it decided to launch a digital subscription television system. The Company believes that the use of Satellite Service's national headend service is a substantially more cost-efficient means of obtaining digitally-compressed video programming at this time than the construction and operation of a digital compression center in each of the markets in which it elects to launch a digital subscription television services.

        Satellite Services was formed as a joint venture among the Company, CS and TelQuest Communications, Inc. ("Communications"), an entity in which Jared
E. Abbruzzese, Chairman and Chief Executive Officer of the Company, is the majority stockholder. Satellite Services was created to develop and operate satellite systems utilizing C-band and Ku-band satellite capacity to provide digitally-compressed video programming to MMDS and hard-wire cable operators and other users through headend and DTH services. In connection with the formation of Satellite Services, CAI agreed to contribute $2,500,000 in cash and lease to Satellite Services $2,500,000 of equipment at a nominal rental amount under a five-year renewable lease in exchange for a minority interest in Satellite Services. Upon the achievement of certain benchmarks, Satellite Services is required to purchase the equipment from the Company at not less than its then-current fair market value. The cash portion of the contribution is payable in installments, the first of which was paid on August 4, 1997 in the amount of $711,744, and included principal and accrued interest from an investment by the Company in Communications in March 1997. The balance of the cash portion will be payable in four equal quarterly installments of $447,064 beginning on September 1, 1997.

   CAI Data Systems

        CAI Data Systems, Inc. ("Data Systems"), a subsidiary of CAI, announced on July 23, 1997 that it had filed an application with the Federal Communications Commission ("FCC") to construct, launch and operate a Ka-band satellite. The application, which is currently pending before the FCC, contemplates a July 1999 launch date for the satellite. The estimated cost of constructing and launching the satellite is approximately $292,500,000, which Data Systems plans to finance through the issuance of its own debt and/or equity securities. There can be no assurance that Data Systems' application will be granted by the FCC or, if granted, that Data Systems will be able to secure financing necessary to construct and launch a satellite.

Note 6. Recent Accounting Pronouncements

        Statement of Financial Accounting Standards No. 128 ("SFAS 128") - "Earnings Per Share." This statement which is effective for financial statements issued for periods ending after December 15, 1997, simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements with a "basic" EPS computation based upon weighted-average shares outstanding. This new standard requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Due to the Company's net losses, the loss per share amounts included in the accompanying Statements of Operations would not differ from the basic or the dilutive loss per share amounts calculated under SFAS 128.

        Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which was issued in June 1997 is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company believes that it does not have a significant amount of comprehensive income
(loss) as defined, if any. Accordingly, the Company believes that this statement will not have a material effect on CAI's future financial statement presentations.

        In June 1997, Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") was also issued. This pronouncement is effective for fiscal years beginning after December 15, 1997 and requires disclosures about operating segments and enterprise-wide disclosures about products and services, geographic areas and major customers. Effective April 1, 1998, the Company will comply with the requirements of SFAS 131 and make the necessary disclosures.

PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The statements contained in this Quarterly Report on Form 10-Q, including the exhibits hereto, relating to the Company's future operations may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including the availability of new strategic partners and their willingness to enter into arrangements with CAI, the terms of such arrangements, the ability of CAI to achieve the operating benchmarks necessary to receive the balance of the funds contemplated by CAI's interim credit facility, the successful launch of a digital subscription video business, the receipt of regulatory approvals for alternative uses of its MMDS spectrum, the success of CAI's trials in various of its markets, the commercial viability of any alternative use of MMDS spectrum, consumer acceptance of any new products offered or to be offered by CAI, subscriber equipment availability, tower space availability, absence of interference and the ability of the Company to redeploy or sell excess equipment, the assumptions, risks and uncertainties set forth below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein, as well as other factors contained herein and in the Company's other securities filings.

Business Developments

Boston Digital Project

    In Boston, Massachusetts, the Company intends to launch commercially its digital subscription television service and to provide high speed Internet access by the fall of 1997. Furthermore, the Company anticipates offering its subscribers more than 70 channels which the Company believes will be competitive with other subscription television providers in this market. The Internet service to be offered will have the capacity to transmit data at speeds of up to 27 Mbps, many times faster than traditional telephone lines. There can be no assurance, however, that the Company will be able to successfully launch and operate a digital subscription video business in this market, nor can there be any assurance that the Company will be able to successfully deploy, in a commercial manner, an Internet access service over its MMDS spectrum in Boston or any other market in which it may seek to initiate such a service.

TelQuest Satellite Services

        On August 4, 1997, the Company secured access to digitally-compressed programming for its subscription television business through an affiliation agreement (the "Affiliation Agreement") with TelQuest Satellite Services LLC ("Satellite Services"). Pursuant to the terms of the Affiliation Agreement, the Company will receive digital video programming for any of its markets in which it may elect to launch a digital subscription television business. The Satellite Services signal will initially be a C-Band satellite signal transmitted to the Company's MMDS headends from the TelStar 5 Satellite successfully launched and deployed by Loral Skynet in July. Satellite Services also plans to offer a direct-to-home ("DTH") digital video programming service commencing in 1998. Upon launch of such service, the Company will have an opportunity to market and sell the Satellite Services DTH product along with the Company's headend service in the Company's markets. The Company has the right to be the exclusive provider of Satellite Services programming in each of its markets, subject to the payment of certain minimum fees in certain circumstances and meeting certain performance standards. The Company expects to use the Satellite Services programming in Boston this fall in connection with the launch of the Boston digital subscription television service.

        The Satellite Services headend service will eliminate the need for CAI to construct and operate a digital compression center in each of the markets in which it decides to launch a digital subscription television service. As the Company planned the build-out of its systems in fulfilment of its obligations to Bell Atlantic Corporation ("Bell Atlantic") and NYNEX Corporation ("NYNEX") under the Business Relationship Agreement (the "BR Agreement") among the Company, Bell Atlantic and NYNEX, it did not contemplate the need to secure digitally-compressed video programming as the Company was only required to provide the MMDS transport system to Bell Atlantic and NYNEX under the BR Agreement, and not any programming services. Under the BR Agreement, Bell Atlantic and NYNEX would provide the programming for transmission over the Company's facilities. With the decision by Bell Atlantic and NYNEX to abandon their plans to utilize the Company's digital MMDS facilities to broadcast Bell Atlantic/NYNEX programming in December 1996, the Company needed an alternative programming solution for any market in which it decided to launch a digital subscription television system. The Company believes that the use of Satellite Service's national headend service is a substantially more cost-efficient means of obtaining digitally-compressed video programming at this time than the construction and operation of a digital compression center in each of the markets in which it elects to launch a digital subscription television services.

        Satellite Services was formed as a joint venture among the Company, CS Wireless Systems, Inc., a 48%-owned subsidiary of the Company ("CS"), and TelQuest Communications, Inc. ("Communications"), an entity in which Jared E. Abbruzzese, Chairman and Chief Executive Officer of the Company, is the majority stockholder. Satellite Services was created to develop and operate satellite systems utilizing C-band and Ku-band satellite capacity to provide digitally-compressed video programming to MMDS and hard-wire cable operators and other users through headend and DTH services. Satellite Services expects to begin providing headend services this fall via its national uplink facility being constructed Hawley, PA. In connection with the formation of Satellite Services, CAI agreed to contribute $2,500,000 in cash and lease to Satellite Services $2,500,000 of equipment at a nominal rental amount under a five-year renewable lease in exchange for a minority interest in Satellite Services. Upon the achievement of certain benchmarks, Satellite Services is required to purchase the equipment from the Company at not less than its then-current fair market value. The cash portion of the contribution is payable in installments, the first of which was paid on August 4, 1997 in the amount of $711,744, and included principal and accrued interest from an investment by the Company in Communications in March 1997. The balance of the cash portion will be payable in four equal quarterly installments of $447,064 beginning on September 1, 1997.

   CAI Data Systems

        CAI Data Systems, Inc. ("Data Systems"), a subsidiary of CAI, announced on July 23, 1997 that it had filed an application with the Federal Communications Commission ("FCC") to construct, launch and operate a Ka-band satellite. The application, which is currently pending before the FCC, contemplates a July 1999 launch date for the satellite. The estimated cost of constructing and launching the satellite is approximately $292,500,000, which Data Systems plans to finance through the issuance of its own debt and/or equity securities. There can be no assurance that Data Systems' application will be granted by the FCC or if granted that Data Systems will be able to secure financing necessary to construct and launch a satellite.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended June 30, 1997

    For the quarter ended June 30, 1997, cash and cash equivalents decreased by $2,674,000. Cash provided from financing activities of $6,533,000 included the
proceeds from the Interim Credit Facility, net of fees.   Cash utilized by
operations of $5,779,000 consisted of the loss for the quarter of $27,752,000 reduced primarily by non-cash expenditures including depreciation and amortization totaling $7,939,000 and the $6,616,000 equity loss related to the CS investment, and further offset by a $7,560,000 increase in accruals (primarily interest).

    The Company's capital expenditures during the three months ended June 30, 1997 included the purchase of $1,850,000 in equipment and $1,238,000 in wireless channel rights.

Interim Debt Financing

    The Company has current borrowings of $10,000,000 under the $30,000,000 Interim Credit Facility provided by Foothill Capital Corporation and affiliated companies (reference is made to Note 4 of Notes to Consolidated Financial Statements). The terms of the Interim Credit Facility require that CAI achieve certain operational benchmarks in order to access the balance of funds available to the Company. Management estimates that the Company's present revenue stream and cash resources, including full availability under the Interim Credit Facility, are adequate to sustain the Company's needs through December 1997. There can be no assurance that the Company will achieve such benchmarks and thereby obtain the remaining financing available under this facility. Failure to obtain such additional financing will have a material adverse effect on the Company's current liquidity needs.

Amended Relationship with Bell Atlantic and NYNEX

    Through a series of amendments to the investment and business relationship agreements among the Company and affiliates of Bell Atlantic and NYNEX, the Company has been granted the right to purchase the $30,000,000 of BANX Term Notes, $70,000,000 of Senior Preferred Stock and BANX Warrants (collectively the "CAI Securities"), for an aggregate purchase price of $40,000,000 and the issuance of 100,000 shares of a series of CAI junior preferred stock having a liquidation value of $30,000,000. The right to purchase the CAI Securities has been granted to CAI through February 28, 1998 (the "Option Period"), and CAI must give notice to Bell Atlantic and NYNEX of its election to exercise this right no later than November 21, 1997. Upon the consummation of such purchase, the BR Agreement would terminate eliminating CAI's strategic relationship with the BANX Affiliates including all restrictions relating thereto. The Company is actively seeking a new strategic partner to replace the BANX Partnership and to provide the necessary interim and long-term funding to carry out CAI's short and long term objectives. CAI's ability to locate such strategic partner(s) to replace BANX may be limited by the BANX Partnership's willingness to negotiate the terms and conditions of the purchase of the CAI Securities. In the event that CAI does not deliver, on or before November 21, 1997, a notice of election to exercise its right to purchase the CAI Securities, Bell Atlantic and NYNEX have the right to sell the CAI Securities. If CAI does not purchase the CAI Securities on or before February 28, 1998, the BR Agreement will be reinstated with respect to each market contemplated thereby with the exception of Boston, MA, Pittsburgh, PA and Albany, Syracuse and Buffalo, NY.

        The amendments also relieve CAI from any of its obligations under the BR Agreement with respect to its Boston, MA, Pittsburgh, PA and Albany, Syracuse and Buffalo, NY markets with the same effect as if such markets had never been subject to the BR Agreement, and suspend, through February 28, 1998, CAI's obligations under the BR Agreement with respect to the remaining markets contemplated by the BR Agreement. Upon consummation of the purchase of the CAI Securities, the BR Agreement will terminate as to such remaining markets. In addition, Bell Atlantic and NYNEX have granted to CAI an irrevocable proxy during the Option Period with respect to the approximately 10% interest held by Bell Atlantic and NYNEX in CS, and have agreed to transfer such interest to CAI upon consummation of a purchase of the CAI Securities held by Bell Atlantic and NYNEX.

    Going Concern

    CAI's recurring losses, restrictions to obtain additional financing, and substantial commitments, raise substantial doubt about the continuation of CAI as a going concern. For the current fiscal year ending March 31, 1998, the Company is obligated to pay approximately (i) $6,400,000 for minimum license fees and lease payments, and (ii) $1,100,000 in MMDS license auction fees and to fund operating costs for such period.

        On a long-term basis, CAI has substantial indebtedness which beginning in fiscal year 1999 will include significant debt service requirements and senior preferred stock dividend payments. As of June 30, 1997, CAI had outstanding consolidated long-term debt of $323,300,000 and senior preferred stock including accrued dividends totaling $91,389,000.

        The Company's business strategy has shifted away from being solely a provider of subscription television services to becoming a provider of a full array of video, voice and data transmission services using its MMDS spectrum. In management's opinion, this strategy will help meet the current and perceived future competition and in relation to obtaining a new strategic partner, show the flexibility and increased value of the Company's MMDS spectrum. In connection with achieving these objectives, CAI is committed through additional open purchase orders as of August 11, 1997 to spend approximately $9,700,000, primarily for capital expenditures associated with additional development of the Boston digital transmission facilities. These commitments are to be funded in part by the Interim Debt Financing.

    The Company's operating plans, including digital video, two-way voice and data, Internet and Intranet access services and testing, will require additional funding. Such additional funds may take the form of debt or equity securities issuances, borrowings under loan arrangements or sales of assets including channel rights or wireless cable systems. CAI's ability to engage in financings, asset sales or acquisition transactions is limited by the contractual arrangements entered into with BANX Partnership and the Interim Debt Lenders, and significant transactions likely will require their prior consent. In addition, the Company's 12.25% Senior Notes due 2002 impose similar restrictions on the incurrence of additional debt and on the ability to effect asset sales. Therefore, there can be no assurance that the Company will be able to engage in any financing transactions or that financing will be available to the Company. If such financing is available, there can be no assurance that the terms thereof will be favorable to the Company.

                                    OPERATIONS

Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996

Comparative Quarterly Results

    The Company's strategy is not to pursue analog-based television subscriber growth while it evaluates its business opportunities in addition to analog-based subscription television including high speed Internet and Intranet access, as well as digital video and telephony services. Such policy has had a negative impact on the Company's subscription revenues. As of June 30, 1997, the Company's subscriber base had decreased by approximately 16,300 to 65,700 subscribers from approximately 82,000 at June 30, 1996. Consequently, subscriber revenues have decreased $1,214,000 to $8,091,000 for the quarter ended June 30, 1997 from $9,305,000 for the same period last year.

        Operating expenses were approximately $19,114,000 and $19,476,000 for the quarter ended June 30, 1997 and 1996, respectively. This decrease is primarily attributable to programming, licensing and marketing costs which were lower in-line with the decline in subscribers. The increase in general and administrative expenses reflects costs relative to the Company's shifting business strategy, as well as legal fees associated with the pending securities lawsuit.

    Interest expense was $10,974,000 and $10,161,000 for the quarters ended June 30, 1997 and 1996, respectively, and relates primarily to the interest recorded on the $275,000,000 of 12.25% Senior Notes due 2002 and the $30,000,000 of Term Notes issued to Bell Atlantic and NYNEX. On June 6, 1997, the Company closed the $30,000,000 Interim Credit Facility. Interest incurred on the $10,000,000 outstanding under such facility as of June 30, 1997, the $1,500,000 fee financed by an additional note plus the amortization of the loan fees, totaled $327,000 for the month of June 1997.

        The decrease in CAI's investment in CS of $6,616,000 reflects primarily the Company's 47.7% pro rata share of the $12,606,000 net loss reported by CS for the three months ended March 31, 1997 along with $600,000 of amortization of the goodwill associated with the Company's investment compared to an aggregate loss of $3,000,000 for the same period last year.

    Other income for the quarter ended June 30, 1997, comprised primarily of interest income, was $861,000 compared to $2,212,000 for the comparable period last year. Current period interest income on investments declined due to the use of cash in the escrow account for semi-annual interest payments totaling approximately $33,700,000 for the prior twelve-month period in addition to use of the Company's unrestricted accounts for operational requirements and capital expenditures.

    The Company recorded an income tax benefit of $4,500,000 for the first quarter of 1996 to offset existing deferred tax liabilities. There is no tax benefit for the current period since there were no available deferred tax liabilities and it is more likely than not that any benefit recorded on the Company's current losses would not be realized in the foreseeable future.

Recent Accounting Pronouncements

        Statement of Financial Accounting Standards No. 128 ("SFAS 128") - "Earnings Per Share." This statement which is effective for financial statements issued for periods ending after December 15, 1997, simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements with a "basic" EPS computation based upon weighted-average shares outstanding. This new standard requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Due to the Company's net losses, the loss per share amounts included in the accompanying Statements of Operations would not differ from the basic or the dilutive loss per share amounts calculated under SFAS 128.

        Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which was issued in June 1997 is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company believes that it does not have a significant amount of comprehensive income
(loss) as defined, if any. Accordingly, the Company believes that this statement will not have a material effect on CAI's future financial statement presentations.

        In June 1997, Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") was also issued. This pronouncement is effective for fiscal years beginning after December 15, 1997 and requires disclosures about operating segments and enterprise-wide disclosures about products and services, geographic areas and major customers. Effective April 1, 1998, the Company will comply with the requirements of SFAS 131 and make the necessary disclosures, as applicable.

PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings

    Reference is made to Note 2 of Notes to Consolidated Financial Statements in Part I, Item 1 of this filing.

Item 6. Exhibits and Reports on Form 8-K.

        a) Exhibits.

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

     3.1       Amended and Restated Certificate of
               Incorporation of CAI                          1-Exhibit 3.1

     3.2       Amended and Restated Bylaws of CAI            1-Exhibit 3.2

  + 11.         Schedule Regarding Computation of Loss
                Per Common Share for the Quarter
                Ended June 30, 1997 and 1996


  + 27.        Financial Data Schedule


            Legend
          1 Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for September 30, 1995.

          +    Filed herewith.



        b) Reports on Form 8-K.

               Form 8-K dated March 17, 1997 was filed on June 27, 1997, regarding the following items under Item 5, Other Events:

                      (A) CAI Wireless entered into Amendment No. 1 to
                          the Modification Agreement among CAI and its Subsidiaries and Affiliates of Bell Atlantic Corporation and NYNEX Corporation on April 29, 1997.
                      (B) CAI Wireless closed a $30 million Interim
                          Credit Facility provided by the "Interim Debt Lenders" on June 6, 1997.
                      (C) The following news releases were issued:
                          (1) "CAI Wireless Files For FCC Approval To Test Two-Way Wireless Services In Pittsburgh" on March
                          17, 1997.
                          (2) "CAI Wireless Files For Authority To Provide
                              Telephone Service In New York State" on
                              March 19, 1997.
                          (3) "CAI Wireless Receives FCC Approval To Test Fixed
                              Two-Way Wireless Services In Pittsburgh" on
                              April 2, 1997.
                          (4) "CAI Renegotiates Terms With RBOCS On Securities
                              Repurchase Option" on April 30, 1997.
                          (5) "CAI Wireless Closes On Interim Financing" on
                              June 6, 1997.

 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          Signature                Title                          Date


/s/ Jared E. Abbruzzese  Chairman, Chief Executive Officer   August 14, 1997
    JARED E. ABBRUZZESE  and Director (Principal Executive
                         Officer)



/s/ James P. Ashman      Executive Vice President, Chief     August 14, 1997
    JAMES P. ASHMAN      Financial Officer and Director
                         (Principal Financial Officer)



/s/ Arthur J. Miller     Vice President and Controller       August 14, 1997
    ARTHUR J. MILLER     (Principal Accounting Officer)


              Exhibit 11

                                                 CAI WIRELESS SYSTEMS, INC.
                                            Computation of Loss per Common Share
                                                                                                 Quarter Ended June 30,
                                                                                                1997              1996
                                                                                             -----------       -----------
         Primary Loss Per Common Share:
          1          Net loss                                                               $(27,751,859)     $(16,620,435)
          2          Less preferred dividends                                                 (3,567,958)       (3,075,617)
                                                                                             -----------       -----------

          3          Loss applicable to common shareholders                                 $(31,319,817)     $(19,696,052)
                                                                                             ===========       ===========

          4          Weighted average shares outstanding                                      40,540,539        38,859,743

          5          Add additional shares issuable upon exercise of

                           outstanding stock options and warrants *
                                                                                                       -                 -
          6          Adjusted weighted average shares outstanding                             40,540,539        38,859,743
                                                                                             ===========       ===========
          7          Net loss per common share  (line 3 / line 6)                                 $(0.77)           $(0.51)
                                                                                             ===========       ===========

         Fully Diluted Loss Per Common Share:

          8          Line 3 above                                                           $(31,319,817)     $(19,696,052)


          9          Add back preferred dividends                                              3,567,958         3,075,617

         10          Add back interest, net of tax, assuming conversion of Term Notes            999,000           729,000
         11          Add interest, net of tax, assuming proceeds from
                           exercise of warrants and options in excess of the
                           20% treasury stock buyback applied against
                           short-term debt
                                                                                               1,505,000         2,627,000
                                                                                             -----------       -----------

         12          Adjusted net loss                                                      $(25,247,859)     $(13,264,435)
                                                                                             ===========       ===========

         13          Weighted average shares outstanding  (line 4)                            40,540,539        38,859,743

         14          Add additional shares issuable upon the assumed exercise

                           of outstanding stock options                                        2,195,937         1,274,134

         15          Add additional shares issuable upon the assumed exercise

                          of BANX warrants (Term Notes and Senior Preferred Stock)            36,751,085        36,751,083

         16          Add additional shares issuable upon the assumed exercise

                           of other warrants                                                   2,852,453         2,310,541

         17          Add Series A preferred stock (not converted until November 1996)                  -            64,167

         18          Deduct treasury stock repurchased with proceeds                          (8,108,108)       (8,062,294)
                                                                                             -----------       -----------

         19          Adjusted weighted average shares outstanding                             74,231,906        71,197,374
                                                                                             ===========       ===========


         20          Net loss per common share  (line12 / line19)  **                             $(0.34)           $(0.19)
                                                                                             ===========       ===========

         * For the calculation of loss per share, the inclusion of the assumed exercise of options and warrants is not dilutive for the periods presented and, therefore, such assumed exercise is excluded from the per share calculations.

        **    The fully diluted loss per share is anti-dilutive and is,
therefore, not presented in the Consolidated Statements of Operations.