Form 10-Q
period 1997-09-30
CAI WIRELESS SYSTEMS INC
filed 1997-11-18
CIK 914749

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

               For the quarterly period ended SEPTEMBER 30, 1997

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


Number of shares outstanding of each of registrant's class of common stock at October 31, 1997:


CLASS                                                       OUTSTANDING SHARES
Common Stock, no par value                                    40,540,539

PART I. FINANCIAL INFORMATION.
 ITEM 1. FINANCIAL STATEMENTS.




                                                    CAI WIRELESS SYSTEMS, INC.
                                                    CONSOLIDATED BALANCE SHEETS


                                                                SEPTEMBER 30, 1997                MARCH 31, 1997
                                                                ------------------                --------------
                                                                    (UNAUDITED)
                                ASSETS
         Cash and cash equivalents                                   $       861,071                     $10,471,918
         Subscriber accounts receivable, net                                 764,762                         695,707
         Prepaid expenses                                                    791,017                       1,034,106
         Property and equipment, net                                      66,544,638                      69,767,017
         Wireless channel rights, net                                    205,518,500                     207,680,551
         Investment in CS Wireless Systems, Inc.                          74,649,527                      88,389,527
         Investment in TelQuest Satellite Services LLC                     3,126,252                               -
         Goodwill, net of accumulated amortization                       100,097,416                     104,204,716
         Debt service escrow                                              32,387,339                      47,865,389
         Debt financing costs, net                                        13,406,310                       9,249,934
         Other assets                                                      3,133,797                       2,980,650
                                                                         -----------                     -----------
         Total Assets                                                   $501,280,629                    $542,339,515
                                                                         ===========                     ===========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
         LIABILITIES
              Accounts payable                                        $    6,997,613                  $    6,600,584
              Accrued expenses                                            19,462,787                      16,138,811
              Wireless channel rights obligations                          4,203,350                       5,302,600
              Interim debt financing                                      12,709,226                               -
              Notes payable                                               36,666,068                      36,786,596
              Notes payable to TelQuest Satellite Services LLC             1,341,192                               -
              Senior notes                                               275,000,000                     275,000,000
                                                                         -----------                     -----------
                                                                         356,380,236                     339,828,591
                                                                         -----------                     -----------
         Commitments and Contingencies
         Mandatorily Redeemable Preferred Stock
              14% Senior convertible preferred stock
              (liquidation value  $70,000,000)                            69,230,000                      69,160,000
              Accrued preferred stock dividends                           25,865,593                      18,660,734
                                                                         -----------                     -----------
                                                                          95,095,593                      87,820,734
                                                                         -----------                     -----------
         SHAREHOLDERS' EQUITY
              Common stock, 100,000,000 Shares Authorized, No Par
              Value; 40,540,539 shares issued and outstanding            275,769,414                     275,769,414
              Accumulated deficit                                       (225,964,614)                   (161,079,224)
                                                                         -----------                     -----------
                                                                          49,804,800                     114,690,190
                                                                         -----------                     -----------
          Total Liabilities and Shareholders' Equity                    $501,280,629                    $542,339,515
                                                                         ===========                     ===========

See notes to consolidated financial statements.


                                                    CAI WIRELESS SYSTEMS, INC.
                                             Consolidated Statements of Operations
                                                         (unaudited)

                                                        Six-Months Ended                               Three-Months Ended
                                                          September 30,                                   September 30,
                                           -------------------------------------          -------------------------------------
                                                 1997                    1996                    1997                    1996
                                                 ----                    ----                    ----                    ----
 Revenues                                 $  15,386,043            $  18,487,778           $   7,294,791            $ 9,182,955
                                           ------------             ------------            ------------             -----------
 Costs and expenses
   Programming and licensing                  7,271,163                7,859,550               3,568,253              3,966,954
   Marketing                                    829,936                1,226,017                 461,088                651,412
   General and administrative                13,941,679               14,340,890               6,838,194              7,427,376
   Depreciation and amortization             15,907,088               16,550,788               7,968,256              8,455,561
                                           ------------             ------------            ------------             -----------
                                             37,949,866               39,977,245              18,835,791             20,501,303
                                           ------------             ------------            ------------             -----------
       Operating loss                       (22,563,823)            (21,489,467)             (11,541,000)           (11,318,348)
                                           ------------             ------------            ------------             -----------
 Other income (expense)
   Interest expense                         (22,929,735)            (20,304,553)             (11,956,062)           (10,143,719)
   Equity in net loss of CS Wireless
    Systems, Inc.                           (13,740,000)            (7,800,000)              (7,124,000)             (4,800,000)
   Interest and other income                  1,623,027                4,116,571                 762,390              1,905,053
                                           ------------             ------------            ------------             -----------
                                            (35,046,708)            (23,987,982)             (18,317,672)           (13,038,666)
                                           ------------             ------------            ------------             -----------
       Loss before income tax benefit       (57,610,531)            (45,477,449)             (29,858,672)           (24,357,014)
 Income tax benefit                                   -                9,000,000                       -              4,500,000
                                           ------------             ------------            ------------             -----------
       Net loss                             (57,610,531)            (36,477,449)             (29,858,672)           (19,857,014)
 Preferred stock dividends                   (7,274,859)            (6,270,364)              (3,706,901)             (3,194,747)
                                           ------------             ------------            ------------             -----------
       Loss applicable to common
         stockholders                      $(64,885,390)           $(42,747,813)           $ (33,565,573)          $(23,051,761)
                                           ============             ============            ============
       ===========
 Loss per common share                         $  (1.60)                $ (1.08)                $  (0.83)              $  (0.57)
                                           ============             ============            ============             ===========
Average common and equivalent shares
   outstanding                               40,540,539               39,638,851              40,540,539             40,384,787
                                           ============             ============            ============            ===========


                                              CAI WIRELESS SYSTEMS, INC.
                                    Consolidated Statements of Shareholders'Equity
                                For the Six Months Ended September 30, 1997 (unaudited)
                                      AND THE YEAR ENDED MARCH 31, 1997


                                                          Common Stock                        Accumulated
                                                  Shares                Amount                  Deficit                Total
                                               ----------            -----------             -----------            -----------
Balance at April 1, 1996                       37,829,482           $257,701,130            $(65,090,206)          $192,610,924

Senior preferred stock issuance costs
        reclassified from project costs                 -                      -                (661,212)              (661,212)
Series A 8% redeemable convertible
     preferred stock converted into             2,637,742             18,049,955                       -             18,049,955
     common
Value assigned to warrants exercised               73,315                 18,329                 (18,329)                     -
Preferred stock dividends accrued                       -                      -             (13,011,270)           (13,011,270)
Net loss                                                -                      -             (82,298,207)           (82,298,207)
                                               ----------            -----------             -----------             -----------

BALANCE AT MARCH 31, 1997                      40,540,539            275,769,414            (161,079,224)           114,690,190
Preferred stock dividends accrued                       -                      -              (7,274,859)            (7,274,859)
Net loss                                                -                      -             (57,610,531)           (57,610,531)
                                               ----------            -----------             -----------            -----------
Balance at September 30, 1997                  40,540,539           $275,769,414           $(225,964,614)          $ 49,804,800
                                               ==========            ===========             ===========            ===========

                      See notes to consolidated financial statements.

                                                    CAI WIRELESS SYSTEMS, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)


                                                                    Six Months Ended September 30,
                                                             ----------------------------------------
                                                                   1997                     1996
                                                              ------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $ (57,610,531)             $ (36,477,449)
Adjustments to reconcile net loss to
  net cash used in operating activities:
 Depreciation and amortization                                  15,907,088                 16,550,788
 Equity in net loss of CS Wireless Systems, Inc.                13,740,000                  7,800,000
 Deferred income tax benefit                                             -                 (9,000,000)
 Debt financing costs and discount amortization                  2,040,626                    990,042
 Debt service escrow interest income                               394,106                    835,968
 Changes in assets and liabilities:
     Subscriber accounts receivable                                (69,055)                   107,366
     Other assets                                                  164,236                   (670,899)
     Accounts payable and accrued expenses                       2,507,288                    694,115
                                                              ------------               ------------
         Net cash used in operating activities                 (22,926,242)               (19,170,069)
                                                              ------------               ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of wireless channel rights                           (1,761,760)                (2,941,307)
  Purchase of equipment                                         (5,224,875)               (22,152,837)
     Proceeds from the sale of equipment                            39,145                    463,900
     Investment in TelQuest Satellite Services LLC              (1,512,488)                         -
     Proceeds from sale of escrow investments                   15,150,387                 13,844,342
     Payments received from CS Wireless Systems, Inc.            2,514,542                          -
     Loan to related parties                                      (197,758)                  (800,000)
     Cash paid for investment                                     (356,025)                  (436,202)
     Other                                                        (153,823)                   (37,857)
                                                              ------------               ------------
         Net cash provided by (used in) investing activities     8,497,345                (12,059,961)
                                                              ------------               ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from interim debt financing                        9,500,000                          -
     Repayment of debt                                          (2,167,578)               (26,549,127)
     Debt financing costs paid                                  (2,514,372)                         -
                                                              ------------               ------------
         Net cash provided by (used in) financing activities     4,818,050                (26,549,127)
                                                              ------------               ------------

          NET DECREASE IN CASH AND CASH EQUIVALENTS             (9,610,847)               (57,779,157)
Cash and cash equivalents, beginning of year                    10,471,918                103,263,094
                                                              ------------               ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $    861,071                $45,483,937
                                                              ============               ============
CASH PAYMENTS FROM THE DEBT SERVICE ESCROW ACCOUNT DURING
THE PERIOD FOR INTEREST                                       $ 17,429,098               $ 17,338,065
                                                              ============               ============



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

      The consolidated financial statements include the accounts of CAI Wireless Systems, Inc. and its wholly-owned subsidiaries (the "Company" or "CAI"). All intercompany transactions have been eliminated in consolidation. The Company's 50.7% investment in CS Wireless Systems, Inc. ("CS") is accounted for on the equity method. Current summarized financial information regarding CS is presented in Note 3. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for interim periods have been included. Certain items in the prior period financial statements have been reclassified to conform with the current period's presentation. Operating results for the quarter and six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998. The unaudited financial statements presented herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1997 which is on file with the Securities and Exchange Commission.

  GOING CONCERN

            CAI's recurring losses, restrictions on its ability to obtain additional financing, and substantial commitments raise substantial doubt about the continuation of CAI as a going concern. For the last half of the fiscal year ending March 31, 1998, the Company is obligated to pay approximately $4,300,000 for minimum license fees and lease payments, approximately $1,100,000 in remaining MMDS license auction fees and to fund current operating costs.

                On a long-term basis, CAI has substantial indebtedness which, beginning in fiscal year 1999, will include significant debt service requirements and senior preferred stock dividend payments. As of September 30, 1997, CAI has outstanding consolidated long-term debt of $325,717,000 and senior preferred stock including accrued dividends totaling $95,096,000.

               The Company's business strategy has been to explore digital wireless cable systems for its MMDS subscription television services and alternative uses of its MMDS spectrum for a variety of applications, including data and voice transmission such as Internet access and telephony delivery services. In management's opinion, this strategy will help meet the current and perceived future competition and, in relation to obtaining a new strategic partner, show the flexibility and increased value of the Company's MMDS spectrum, if such exploration is successful. In connection with achieving these objectives, CAI is committed through additional open purchase orders as of October 24, 1997 to spend approximately $5,000,000, primarily for capital expenditures associated with additional development of the Boston digital transmission facilities. These commitments are to be funded in part by the Interim Debt Financing (see Note 4).

              The Company's operating plans, including digital video, two-way voice and data, Internet and Intranet access services and testing, will require additional funding. Such additional funds may take the form of debt or equity securities issuances, borrowings under loan arrangements or sales of assets including channel rights or wireless cable systems. CAI's ability to engage in financings, asset sales or acquisition transactions is limited by the contractual arrangements entered into with the BANX Partnership (defined below), the Interim Debt Lenders (defined below) or the Investor (defined below). Significant transactions likely will require the prior consent of one or all of such parties. In addition, the Company's 12.25% Senior Notes due 2002 impose certain restrictions on the incurrence of additional debt and on the ability of CAI to effect asset sales.







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

             The defendants filed a motion to dismiss, which motion was heard by the Northern District of New York on October 17, 1997. While the motion is pending, all other deadlines affecting motions and discovery have been postponed. The Company and the individual defendants continue to contest the Securities Lawsuit vigorously and believe it is entirely without merit. Accordingly, management believes that this lawsuit will not have a material adverse effect on the Company's earnings, financial condition, or liquidity.

     OTHER LITIGATION

        The Company is involved in various claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's earnings, financial condition or liquidity.

NOTE 3. INVESTMENT IN CS

      The Company's investment in CS reflects an equity loss of $12,540,000 (based on CAI's pro-rata share of CS's net loss of $24,754,000 for the six-month period ended June 30, 1997) along with $1,200,000 of amortization of the goodwill associated with this investment.

                           CAI WIRELESS SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

NOTE 3. INVESTMENT IN CS  (CONTINUED)

     The following is an unaudited condensed consolidated balance sheet of CS derived from its Form 10-Q as of June 30, 1997:


ASSETS
Cash and cash equivalents                         $102,844,000
Other current assets                                 1,826,000
Systems and equipment, net                          40,624,000
Wireless channel rights, net                       170,969,000
Goodwill, net of accumulated amortization           50,108,000
Net assets held for sale                             4,609,000
Debt issuance costs, net                            12,651,000
                                                   -----------
     Total Assets                                 $383,631,000
                                                   ===========
LIABILITIES AND EQUITY
Accounts payable and accrued expenses             $  4,448,000
FCC Auction payable                                  5,256,000
Other liabilities                                      624,000
Debt                                               270,548,000
Deferred income taxes                                2,715,000
Common stock and paid-in-capital                   154,528,000
Accumulated deficit                                (54,488,000)
                                                   -----------
     Total Liabilities and Equity                 $383,631,000
                                                   ===========

     The following are unaudited condensed consolidated statements of operations of CS derived from its June 30, 1997 Form 10-Q for the periods presented:

                                                  Quarter Ended       Six Months Ended
                                                  June 30, 1997         June 30, 1997
                                                 ---------------       ---------------
Revenues                                        $  6,822,000          $  13,500,000
                                                 -----------           ------------
Operating expenses:
     Systems operations                            3,657,000              7,352,000
     General and administrative                    3,959,000              7,774,000
     Depreciation and amortization                 6,705,000             13,290,000
                                                 -----------           ------------
     Total operating expenses                     14,321,000             28,416,000
                                                 -----------           ------------
         Operating loss                          ( 7,499,000)          ( 14,916,000)
Interest income                                    1,432,000              2,882,000
Interest expense                                  (8,093,000)           (16,089,000)
Other                                                655,000                655,000
                                                 -----------           ------------
          Loss before income tax benefit         (13,505,000)           (27,468,000)
Income tax benefit                                 1,357,000              2,714,000
                                                 -----------           ------------
     Net loss                                   $(12,148,000)          $(24,754,000)
                                                 ===========           ============

                         CAI WIRELESS SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

NOTE 4. INTERIM DEBT FINANCING


      On June 6, 1997, the Company consummated a $30 million interim credit facility (the "F/C Credit Facility") provided by Foothill Capital Corporation and affiliates of Canyon Capital Management, L.P. (the "Interim Debt Lenders"). The F/C Credit Facility is governed by the terms of Loan and Security Agreement dated as of May 16, 1997 (the "LSA"), and is comprised of $25 million of term debt, of which approximately $11.1 million was outstanding at September 30, 1997, and a $5 million revolving loan, none of which was outstanding at September 30, 1997.

      The LSA provides that the term debt bears interest at 13% per annum. So long as the Company is not in default of its obligations under the LSA, the Company can elect to have one-half of the interest on the term debt accrue and be added to the principal amount outstanding on the term debt. The remaining portion of the term debt interest is payable monthly in arrears. Since the June 6th closing, the Company has elected to have one-half of the term debt interest accrue and be added to the principal amount outstanding. The term debt matures on March 1, 1999, at which time all accrued and unpaid interest on and principal of the outstanding amount of the term debt shall be due and payable in full.

      The $5 million revolving loan bears interest at four and three-quarters percent above the Reference Rate, as announced from time to time by Norwest Bank. Principal and interest on the revolving loan is payable monthly, and the revolving loan expires on March 1, 1999.

      The F/C Credit Facility is collateralized by a pledge of the assets of CAI, including the stock of its wholly-owned subsidiaries, certain investments held by CAI and a pledge of the stock of CS Wireless held by CAI. In connection with the closing of the F/C Credit Facility, the Company was required to effect certain corporate restructurings in an effort to increase the flexibility and options available to the Interim Debt Lenders with respect to their collateral position.

      In addition to $1.5 million in cash fees payable to the Interim Debt Lenders at the closing of the F/C Credit Facility and the fees and expenses (including fees and expenses of counsel and special FCC counsel to the Interim Debt Lenders) incurred in connection therewith, CAI was also required to (i) pay an additional $1.5 million fee, evidenced by a two-year promissory note bearing interest at 14% per annum (the "Fee Note"), which interest shall accrue and be payable in full at maturity, and (ii) issue warrants to purchase CAI common stock at any time between the loan closing and the fifth anniversary of the closing. The warrants entitle the holders thereof to purchase, in the aggregate, that number of shares of CAI common stock equal to the quotient of
(i) the maximum amount outstanding (including principal and interest) on the Fee Note, DIVIDED BY (ii) the lowest of (A) $1.90 per share, or (B) the lowest price per share of CAI common stock (or its equivalent) that CAI receives in connection with any new capital investment, merger, strategic partnership, joint venture or other significant corporate transaction, which makes available to CAI in excess of $50 million or following certain specified transactions. The warrants contain certain anti-dilution provisions and registration rights, and have been allocated among the Interim Debt Lenders.

      The availability of loans under the F/C Credit Facility is based upon the achievement by CAI of certain operational benchmarks. In addition, the Company is required to satisfy certain post-closing conditions primarily relating to the Company's corporate structure. The post-closing restructuring was required to be completed on or before September 4, 1997. On September 4, 1997, the Company delivered evidence of all actions taken in furtherance of the restructuring. Concurrently, the Company presented materials demonstrating achievement by CAI of the initial operational benchmark and the Company requested $5 million of funds. Following an initial review of the CAI materials, the Interim Debt Lenders informed CAI that it was not in complete compliance with the requirements of the LSA with respect to the post-closing restructuring matters. On September 24, 1997, the Interim Debt Lenders waived such compliance to complete their review of such materials.

      Pursuant to a waiver agreement (the "First Waiver Agreement"), the Interim Debt Lenders advanced $1 million to the Company under the revolving loan on September 25, 1997. The First Waiver Agreement also suspended the requirement that any outstanding balance on the revolving loan be repaid out of the daily cash receipts of the Company, and permitted CAI to sell identified non-core assets. In exchange for the waiver, CAI was required to pay a $75,000 fee, which amount was added to the principal of the Fee Note, and agree to a 2% per annum increase in the revolving loan rate of interest for the $1 million advanced thereunder. Additionally, CAI was required to deliver to the Interim Debt Lenders a general release, which release was contained in the First Waiver Agreement.

      The Interim Debt Lenders informed the Company that they would continue their review of the F/C Credit Facility and that a term sheet outlining new or modified terms for the continuing relationship would be distributed to CAI during the waiver period. No term sheet or other indication of modifications to F/C Credit Facility was delivered and a continuing waiver was entered into as of October 10, 1997 (the "Second Waiver Agreement").

      In addition to the aforementioned, the Second Waiver Agreement provided CAI with a term loan advance of $1.347 million on October 14, 1997, and an additional term loan advance of $1.65 million on October 24, 1997. In exchange for the extended waiver, in the Second Waiver Agreement CAI agreed to a three percent (3%) per annum interest rate increase on all outstanding obligations owing by CAI to the Interim Debt Lenders during the waiver period, which also replaced the 2% rate increase on the revolving loan advance under the First Waiver Agreement. The Second Waiver Agreement imposed additional, and/or modified existing, negative covenants relating to the sale of assets, certain fundamental changes to the Company and the Company's ability to incur additional indebtedness. The Interim Debt Lenders informed CAI that they were continuing their review of the F/C Credit Facility. In the absence of a proposed term sheet for new or modified terms, a further continuing waiver was executed (the "Third Waiver Agreement"), effective as of October 31, 1997, extending the waiver of compliance with the specified provisions of the LSA until November 14, 1997.

      Pursuant to the Third Waiver Agreement, $1 million was advanced to the Company in exchange for a continuation of the terms of the Second Waiver Agreement, including the increased interest rate, imposition of additional and/or modified existing negative covenants, and a general release. The Third Waiver indicated that the waiver period was intended to permit the Interim Debt Lenders to continue to analyze various aspects of the F/C Credit Facility, and attempt to negotiate a mutually agreeable resolution of the identified non-compliance with CAI. The Third Waiver Agreement expired on November 14, 1997 and the parties are currently in good faith negotiations with respect to a fourth waiver agreement.

      In this connection, the Interim Debt Lenders have informed the Company of additional conditions upon which they would continue to lend money to the Company under the LSA. The Interim Debt Lenders set forth a number of outstanding issues relating to the Company's business, to which the Company has responded in full. Following discussions regarding the outstanding issues, the Interim Debt Lenders have proposed a fourth waiver agreement (the "Fourth Waiver Agreement"), which, if signed, will be effective as of November 14, 1997, through December 5, 1997. In addition to providing the Company with a waiver of compliance of various provisions of the LSA, the Fourth Waiver Agreement requires CAI to achieve certain operational benchmarks on or before December 5, 1997, in certain instances, and December 31, 1997, in other instances.

      The Company had originally intended that the full $30 million F/C Credit Facility would allow CAI to meet its cash requirements through the end of calendar 1997. As a result of the issues giving rise to the various waiver agreements, the Company has not had available to it the entire amount contemplated by the LSA. In an effort to satisfy its cash requirements since late September 1997, the Company has increased its cost-cutting efforts, curtailed operations and sold approximately $1.1 million of assets not used or useful in the Company's operations.

      The Company also has been actively seeking to replace the F/C Credit Facility with another secured credit facility and to explore additional sources of capital. To assist the Company with this project, CAI retained Donaldson, Lufkin & Jenrette Securities Corporation on June 20, 1997 to act as a financial advisor to the Company.

      On November 14, 1997, the Company signed a commitment letter with an existing investor (the "Investor") to purchase from the Company up to $25 million of senior secured notes pursuant to the terms of a new secured credit facility (the "Refinancing Facility"). The Company is currently discussing with the Investor the possibility of increasing the Refinancing Facility by $5 million and having the Investor purchase the F/C Credit Facility. Under the terms of the commitment letter for the Refinancing Facility, the Investor has agreed to advance $25 million to the Company at closing, which the Company believes shall occur not later than November 26, 1997.

      The Refinancing Facility will bear interest at 13% per annum, and will be secured by a lien on all of the assets of the Company, including its stock in CS Wireless Systems, Inc. and its interest in TelQuest Satellite Services LLC, in substantially identical fashion as the F/C Credit Facility. The Company plans to use the proceeds of the loan to repay all outstanding amounts currently owing to the Interim Debt Lenders (approximately $17.5 million) and the balance for general corporate purposes and to pay fees and expenses of the Refinancing Facility transaction. The commitment letter provides that the Refinancing Facility will be subject to covenants that are usual and customary for a transaction of this type. The closing of the loans is subject to a number of usual and customary conditions, including the successful completion of a due diligence investigation of the Company by the Investor.

      There can be no assurance that the Company will be able to negotiate the Fourth Waiver Agreement on terms and conditions satisfactory to the Company.
If the Fourth Waiver Agreement is entered into by the parties, there can be no assurance that the Company will be able to achieve the operational benchmarks currently being discussed among the parties, or, if such benchmarks are achieved, that the Interim Debt Lenders will advance additional funds under the F/C Credit Facility. Furthermore, there can be no assurance that the transactions contemplated by the commitment letter between the Company and the Investor will be consummated, and if consummated, there can be no assurance that all of the funds contemplated by the commitment letter will be made available to the Company, or that additional funds will be available to the Company from the Investor.

NOTE 5. SIGNIFICANT EVENTS


  TELQUEST SATELLITE SERVICES

      On August 4, 1997, the Company entered into an agreement with TelQuest Communications, Inc. ("TelQuest"), a company controlled by Mr. Jared E. Abbruzzese, Chairman and Chief Executive Officer of CAI, and CS to create a joint venture, TelQuest Satellite Services LLC ("TSS"). TSS was created to develop and operate satellite systems utilizing C-band and Ku-band satellite capacity to provide digital video programming to MMDS and hard-wire cable operators and other users through head-end and direct-to-home services. Pursuant to the terms of an affiliation agreement between TSS and the Company, the Company will receive digital video programming for its various markets, when and as it launches digital video services, in exchange for payment of a monthly fee based on the number of subscribers receiving the service. The affiliation agreement alleviates the need for CAI to construct a digital compression center in any of its markets in which it may launch a digital video service. The Company expects to use the TSS programming in Boston in connection with the launch of its first digital video service.

      In connection with the formation of TSS, CAI agreed to contribute $2,500,000 in cash and lease to TSS $2,500,000 of equipment at a nominal rental amount under a five-year renewable lease in exchange for a minority interest in TSS. Upon the achievement of certain benchmarks, TSS is required to purchase the equipment from the Company at not less than its then-current fair market value. The cash portion of the contribution is payable in installments, the first of which was paid on August 4, 1997 in the amount of $711,744, and included principal and accrued interest from an investment by the Company in TelQuest in March 1997. The balance of the cash portion is payable in four equal quarterly installments of $447,064, the first of which was paid on September 1, 1997.

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

     REFINANCING FACILITY

      On November 14, 1997, the Company signed a commitment letter with the Investor to purchase from the Company up to $25 million of senior secured notes pursuant to the terms of the Refinancing Facility. The Company is currently discussing with the Investor the possibility of increasing the Refinancing Facility by $5 million and having the Investor purchase the F/C Credit Facility. Under the terms of the commitment letter for the Refinancing Facility, the Investor has agreed to advance $25 million to the Company at closing, which the Company believes shall occur not later than November 26, 1997.

      The Refinancing Facility will bear interest at 13% per annum, and will be secured by a lien on all of the assets of the Company, including its stock in CS Wireless Systems, Inc. and its interest in TelQuest Satellite Services LLC, in substantially identical fashion as the F/C Credit Facility. The Company plans to use the proceeds of the loan to repay all outstanding amounts currently owing to the Interim Debt Lenders (approximately $17.5 million) and the balance for general corporate purposes and to pay fees and expenses of the Refinancing Facility transaction. The commitment letter provides that the Refinancing Facility will be subject to covenants that are usual and customary for a transaction of this type. The closing of the loans is subject to a number of usual and customary conditions, including the successful completion of a due diligence investigation of the Company by the Investor.

      There can be no assurance that the transactions contemplated by the commitment letter between the Company and the Investor will be consummated, and if consummated, there can be no assurance that all of the funds contemplated by the commitment letter will be made available to the Company, or that additional funds will be available to the Company from the Investor.


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


NOTE 7. SUBSEQUENT EVENTS

                    Reference is made to the discussion regarding the Interim Debt Financing contained in Note 4 above.

                         PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The statements contained in this Quarterly Report on Form 10-Q, including the exhibits hereto, relating to the Company's future operations may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including the availability of new strategic partners and their willingness to enter into arrangements with CAI, the terms of such arrangements, the ability of CAI to achieve the operating benchmarks necessary to receive the balance of the funds contemplated by the F/C Credit Facility (defined below), the successful consummation of the Refinancing Facility (defined below), the successful launch of a digital MMDS system, the receipt of regulatory approvals for alternative uses of its MMDS spectrum, the success of CAI's trials in various of its markets, the commercial viability of any alternative use of MMDS spectrum, consumer acceptance of any new products offered or to be offered by CAI, subscriber equipment availability, tower space availability, absence of interference and the ability of the Company to redeploy or sell excess equipment, the assumptions, risks and uncertainties set forth below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein, as well as other factors contained herein and in the Company's other securities filings.

BUSINESS DEVELOPMENTS

BOSTON DIGITAL PROJECT

      In Boston, Massachusetts, the Company intends to commercially launch its digital subscription television service and to provide high speed Internet access during late 1997/early 1998. The digital programming signals will enable the Company to deliver laser disc picture quality as well as CD quality sound. Furthermore, the Company anticipates offering its subscribers more than 70 channels of video programming, which the Company believes will be competitive with other subscription television providers in this market. The Internet service to be offered will have the capacity to transmit data at speeds of up to 27 Mbps, many times faster than traditional telephone lines. The initial high speed Internet service offering will be one-way, utilizing a telephony return path. There can be no assurance, however, that the Company will be able to successfully launch and operate a digital subscription video business in this market, nor can there be any assurance that the Company will be able to successfully deploy, in a commercial manner, an Internet access service over its MMDS spectrum in Boston or any other market in which it may seek to initiate such a service.

TELQUEST SATELLITE SERVICES

      On August 4, 1997, the Company entered into an agreement with TelQuest Communications, Inc. ("TelQuest"), a company controlled by Mr. Jared E. Abbruzzese, Chairman and Chief Executive Officer of CAI, and CS to create a joint venture, TelQuest Satellite Services LLC ("TSS"). TSS was created to develop and operate satellite systems utilizing C-band and Ku-band satellite capacity to provide digital video programming to MMDS and hard-wire cable operators and other users through head-end and direct-to-home services. Pursuant to the terms of an affiliation agreement between TSS and the Company, the Company will receive digital video programming for its various markets, when and as it launches digital video services, in exchange for payment of a monthly fee based on the number of subscribers receiving the service. The affiliation agreement alleviates the need for CAI to construct a digital compression center in any of its markets in which it may launch a digital video service. The Company expects to use the TSS programming in Boston in connection with the launch of its first digital video service.

      In connection with the formation of TSS, CAI agreed to contribute $2,500,000 in cash and lease to TSS $2,500,000 of equipment at a nominal rental amount under a five-year renewable lease in exchange for a minority interest in TSS. Upon the achievement of certain benchmarks, TSS is required to purchase the equipment from the Company at not less than its then-current fair market value. The cash portion of the contribution is payable in installments, the first of which was paid on August 4, 1997 in the amount of $711,744, and included principal and accrued interest from an investment by the Company in TelQuest in March 1997. The balance of the cash portion will be payable in four equal quarterly installments of $447,064, the first of which was paid by the Company on September 1, 1997.

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

                           LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED SEPTEMBER 30, 1997

      For the six months ended September 30, 1997, cash and cash equivalents decreased by $9,611,000. Cash provided from financing activities of $4,818,000 included the proceeds from the S/C Credit Facility (defined below), net of fees. Cash utilized by operations of $22,926,000 included the loss for the quarter of $57,611,000 reduced for non-cash expenditures including depreciation and amortization totaling $15,907,000 and the $13,740,000 equity loss related to the CS investment, and further offset by a $2,507,000 increase in accruals (primarily interest).

      The Company's capital expenditures during the six months ended September 30, 1997 included the purchase of $5,225,000 in equipment and $1,762,000 in wireless channel rights.

INTERIM DEBT FINANCING

      On June 6, 1997, the Company consummated a $30 million interim credit facility (the "F/C Credit Facility") provided by Foothill Capital Corporation and affiliates of Canyon Capital Management, L.P. (the "Interim Debt Lenders"). The F/C Credit Facility is governed by the terms of Loan and Security Agreement dated as of May 16, 1997 (the "LSA"), and is comprised of $25 million of term debt, of which approximately $11.1 million was outstanding at September 30, 1997, and a $5 million revolving loan, none of which was outstanding at September 30, 1997.

      The LSA provides that the term debt bears interest at 13% per annum. So long as the Company is not in default of its obligations under the LSA, the Company can elect to have one-half of the interest on the term debt accrue and be added to the principal amount outstanding on the term debt. The remaining portion of the term debt interest is payable monthly in arrears. Since the June 6th closing, the Company has elected to have one-half of the term debt interest accrue and be added to the principal amount outstanding. The term debt matures on March 1, 1999, at which time all accrued and unpaid interest on and principal of the outstanding amount of the term debt shall be due and payable in full.

      The $5 million revolving loan bears interest at four and three-quarters percent above the Reference Rate, as announced from time to time by Norwest bank. Principal and interest on the revolving loan is payable monthly, and the revolving loan expires on March 1, 1999.

      The F/C Credit Facility is collateralized by a pledge of the assets of CAI, including the stock of its wholly-owned subsidiaries, certain investments held by CAI and a pledge of the stock of CS Wireless held by CAI. In connection with the closing of the F/C Credit Facility, the Company was required to effect certain corporate restructurings in an effort to increase the flexibility and options available to the Interim Debt Lenders with respect to their collateral position.

      In addition to $1.5 million in cash fees payable to the Interim Debt Lenders at the closing of the F/C Credit Facility and the fees and expenses (including fees and expenses of counsel and special FCC counsel to the Interim Debt Lenders) incurred in connection therewith, CAI was also required to (i) pay an additional $1.5 million fee, evidenced by a two-year promissory note bearing interest at 14% per annum (the "Fee Note"), which interest shall accrue and be payable in full at maturity, and (ii) issue warrants to purchase CAI common stock at any time between the loan closing and the fifth anniversary of the closing. The warrants entitle the holders thereof to purchase, in the aggregate, that number of shares of CAI common stock equal to the quotient of
(i) the maximum amount outstanding (including principal and interest) on the Fee Note, DIVIDED BY (ii) the lowest of (A) $1.90 per share, or (B) the lowest price per share of CAI common stock (or its equivalent) that CAI receives in connection with any new capital investment, merger, strategic partnership, joint venture or other significant corporate transaction, which makes available to CAI in excess of $50 million or following certain specified transactions. The warrants contain certain anti-dilution provisions and registration rights, and have been allocated among the Interim Debt Lenders.

      The availability of loans under the F/C Credit Facility is based upon the achievement by CAI of certain operational benchmarks. In addition, the Company is required to satisfy certain post-closing conditions primarily relating to the Company's corporate structure. The post-closing restructuring was required to be completed on or before September 4, 1997. On September 4, 1997, the Company delivered evidence of all actions taken in furtherance of the restructuring. Concurrently, the Company presented materials demonstrating achievement by CAI of the initial operational benchmark and the Company requested $5 million of funds. Following an initial review of the CAI materials, the Interim Debt Lenders informed CAI that it was not in complete compliance with the requirements of the LSA with respect to the post-closing restructuring matters. On September 24, 1997, the Interim Debt Lenders waived such compliance to complete their review of such materials.

      Pursuant to a waiver agreement (the "First Waiver Agreement"), the Interim Debt Lenders advanced $1 million to the Company under the revolving loan on September 25, 1997. The First Waiver Agreement also suspended the requirement that any outstanding balance on the revolving loan be repaid out of the daily cash receipts of the Company, and permitted CAI to sell identified non-core assets. In exchange for the waiver, CAI was required to pay a $75,000 fee, which amount was added to the principal of the Fee Note, and agree to a 2% per annum increase in the revolving loan rate of interest for the $1 million advanced thereunder. Additionally, CAI was required to deliver to the Interim Debt Lenders a general release, which release was contained in the First Waiver Agreement.

      The Interim Debt Lenders informed the Company that they would continue their review of the F/C Credit Facility and that a term sheet outlining new or modified terms for the continuing relationship would be distributed to CAI during the waiver period. No term sheet or other indication of modifications to F/C Credit Facility was delivered and a continuing waiver was entered into as of October 10, 1997 (the "Second Waiver Agreement").

      In addition to the aforementioned, the Second Waiver Agreement provided CAI with a term loan advance of $1.347 million on October 14, 1997, and an additional term loan advance of $1.65 million on October 24, 1997. In exchange for the extended waiver, in the Second Waiver Agreement CAI agreed to a three percent (3%) per annum interest rate increase on all outstanding obligations owing by CAI to the Interim Debt Lenders during the waiver period, which also replaced the 2% rate increase on the revolving loan advance under the First Waiver Agreement. The Second Waiver Agreement imposed additional, and/or modified existing, negative covenants relating to the sale of assets, certain fundamental changes to the Company and the Company's ability to incur additional indebtedness. The Interim Debt Lenders informed CAI that they were continuing their review of the F/C Credit Facility. In the absence of a proposed term sheet for new or modified terms, a further continuing waiver was executed (the "Third Waiver Agreement"), effective as of October 31, 1997, extending the waiver of compliance with the specified provisions of the LSA until November 14, 1997.

      Pursuant to the Third Waiver Agreement, $1 million was advanced to the Company in exchange for a continuation of the terms of the Second Waiver Agreement, including the increased interest rate, imposition of additional and/or modified existing negative covenants, and a general release. The Third Waiver indicated that the waiver period was intended to permit the Interim Debt Lenders to continue to analyze various aspects of the F/C Credit Facility, and attempt to negotiate a mutually agreeable resolution of the identified non-compliance with CAI. The Third Waiver Agreement expired on November 14, 1997 and the parties are currently in good faith negotiations with respect to a fourth waiver agreement.

      In this connection, the Interim Debt Lenders have informed the Company of additional conditions upon which they would continue to lend money to the Company under the LSA. The Interim Debt Lenders set forth a number of outstanding issues relating to the Company's business, to which the Company has responded in full. Following discussions regarding the outstanding issues, the Interim Debt Lenders have proposed a fourth waiver agreement (the "Fourth Waiver Agreement"), which, if signed, will be effective as of November 14, 1997, through December 5, 1997. In addition to providing the Company with a waiver of compliance of various provisions of the LSA, the Fourth Waiver Agreement requires CAI to achieve certain operational benchmarks on or before December 5, 1997, in certain instances, and December 31, 1997, in other instances.

      The Company had originally intended that the full $30 million F/C Credit Facility would allow CAI to meet its cash requirements through the end of calendar 1997. As a result of the issues giving rise to the various waiver agreements, the Company has not had available to it the entire amount contemplated by the LSA. In an effort to satisfy its cash requirements since late September 1997, the Company has increased its cost-cutting efforts, curtailed operations and sold approximately $1.1 million of assets not used or useful in the Company's operations.

      The Company also has been actively seeking to replace the F/C Credit Facility with another secured credit facility and to explore additional sources of capital. To assist the Company with this project, CAI retained Donaldson, Lufkin & Jenrette Securities Corporation on June 20, 1997 to act as a financial advisor to the Company.

      On November 14, 1997, the Company signed a commitment letter with an existing investor (the "Investor") to purchase from the Company up to $25 million of senior secured notes pursuant to the terms of a new secured credit facility (the "Refinancing Facility"). The Company is currently discussing with the Investor the possibility of increasing the Refinancing Facility by $5 million and having the Investor purchase the F/C Credit Facility. Under the terms of the commitment letter for the Refinancing Facility, the Investor has agreed to advance $25 million to the Company at closing, which the Company believes shall occur not later than November 26, 1997.

      The Refinancing Facility will bear interest at 13% per annum, and will be secured by a lien on all of the assets of the Company, including its stock in CS Wireless Systems, Inc. and its interest in TelQuest Satellite Services LLC, in substantially identical fashion as the F/C Credit Facility. The Company plans to use the proceeds of the loan to repay all outstanding amounts currently owing to the Interim Debt Lenders (approximately $17.5 million) and the balance for general corporate purposes and to pay fees and expenses of the Refinancing Facility transaction. The commitment letter provides that the Refinancing Facility will be subject to covenants that are usual and customary for a transaction of this type. The closing of the loans is subject to a number of usual and customary conditions, including the successful completion of a due diligence investigation of the Company by the Investor.

There can be no assurance that the Company will be able to negotiate the Fourth Waiver Agreement on terms and conditions satisfactory to the Company. If the Fourth Waiver Agreement is entered into by the parties, there can be no assurance that the Company will be able to achieve the operational benchmarks currently being discussed among the parties, or, if such benchmarks are achieved, that the Interim Debt Lenders will advance additional funds under the F/C Credit Facility. Furthermore, there can be no assurance that the transactions contemplated by the commitment letter between the Company and the Investor will be consummated, and if consummated, there can be no assurance that all of the funds contemplated by the commitment letter will be made available to the Company, or that additional funds will be available to the Company from the Investor.

AMENDED RELATIONSHIP WITH BELL ATLANTIC AND NYNEX

      Through a series of amendments to the investment and business relationship agreements among the Company and affiliates of Bell Atlantic Corporation ("Bell Atlantic") and NYNEX Corporation ("NYNEX"), the Company has been granted the right to purchase the $30,000,000 of BANX Term Notes, $70,000,000 of Senior Preferred Stock and BANX Warrants (collectively the "CAI Securities"), for an aggregate purchase price of $40,000,000 and the issuance of 100,000 shares of a series of CAI junior preferred stock having a liquidation value of $30,000,000. The right to purchase the CAI Securities has been granted to CAI through February 28, 1998 (the "Option Period"), and CAI must give notice to Bell Atlantic and NYNEX of its election to exercise this right no later than November 21, 1997. Upon the consummation of such purchase, the BR Agreement would terminate, eliminating CAI's strategic relationship with the BANX Affiliates including all restrictions relating thereto. The Company is actively seeking a new strategic partner to replace the BANX Partnership and to provide the necessary interim and long-term funding to carry out CAI's short and long term objectives. CAI's ability to locate such strategic partner(s) to replace BANX may be limited by the BANX Partnership's willingness to negotiate the terms and conditions of the purchase of the CAI Securities. In the event that CAI does not deliver, on or before November 21, 1997, a notice of election to exercise its right to purchase the CAI Securities, Bell Atlantic and NYNEX have the right to sell the CAI Securities. If CAI does not purchase the CAI Securities on or before February 28, 1998, the BR Agreement will be reinstated with respect to each market contemplated thereby with the exception of Boston, MA, Pittsburgh, PA and Albany, Syracuse and Buffalo, NY.

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


      GOING CONCERN

      CAI's recurring losses, restrictions on its ability to obtain additional financing, and substantial commitments raise substantial doubt about the continuation of CAI as a going concern. For the last half of the fiscal year ending March 31, 1998, the Company is obligated to pay approximately $4,300,000 for minimum license fees and lease payments, approximately $1,100,000 in remaining MMDS license auction fees and to fund current operating costs.

                On a long-term basis, CAI has substantial indebtedness which, beginning in fiscal year 1999, will include significant debt service requirements and senior preferred stock dividend payments. As of September 30, 1997, CAI has outstanding consolidated long-term debt of $325,717,000 and senior preferred stock including accrued dividends totaling $95,096,000.

               The Company's business strategy has been to explore digital wireless cable systems for its MMDS subscription television services and alternative uses of its MMDS spectrum for a variety of applications, including data and voice transmission such as Internet access and telephony delivery services. In management's opinion, this strategy will help meet the current and perceived future competition and, in relation to obtaining a new strategic partner, show the flexibility and increased value of the Company's MMDS spectrum, if such exploration is successful. In connection with achieving these objectives, CAI is committed through additional open purchase orders as of October 24, 1997 to spend approximately $5,000,000, primarily for capital expenditures associated with additional development of the Boston digital transmission facilities. These commitments are to be funded in part by the Interim Debt Financing (see Note 4 to the Notes to Consolidated Financial Statements).

              The Company's operating plans, including digital video, two-way voice and data, Internet and Intranet access services and testing, will require additional funding. Such additional funds may take the form of debt or equity securities issuances, borrowings under loan arrangements or sales of assets including channel rights or wireless cable systems. CAI's ability to engage in financings, asset sales or acquisition transactions is limited by the contractual arrangements entered into with the BANX Partnership, the Interim Debt Lenders or the Investor. Significant transactions likely will require the prior consent of one or all of such parties. In addition, the Company's 12.25% Senior Notes due 2002 impose certain restrictions on the incurrence of additional debt and on the ability of CAI to effect asset sales.

                             RESULTS OF OPERATIONS

SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996

      The Company's strategy is not to pursue analog-based television subscriber growth while it evaluates its business opportunities in addition to subscription television including high speed Internet and Intranet access, as well as digital video and telephony services. The policy has had a negative impact on the Company's subscription revenues. As of September 30, 1997, the Company's subscriber base had decreased by approximately 19,000 to 62,500 subscribers from approximately 81,500 at September 30, 1996. Consequently, subscriber revenues have decreased $1,811,000 and $3,025,000 for the quarter and six months ended September 30, 1997, compared to the corresponding periods last year.

      Operating expenses were approximately $37,950,000 and $39,977,000 for the six months ended September 30, 1997 and 1996, respectively. The decrease of approximately $2,027,000, of which approximately $1,666,000 occurred in the September 1997, versus 1996 quarter is primarily attributable to programming, licensing and marketing costs which were lower as a result of the decline in subscribers.

      Interest expense was $22,930,000 and $20,305,000 for the six months ended September 30, 1997 and 1996, respectively, and was $11,956,000 and $10,144,000 for the quarter ended September 30, 1997 and 1996, respectively, and relates primarily to the interest recorded on the $275,000,000 of 12.25% Senior Notes due 2002 and the $30,000,000 of 16% Term Notes issued to Bell Atlantic and NYNEX. On June 6, 1997, the Company closed the $30,000,000 F/C Credit Facility. Interest incurred on the amount outstanding on the F/C Credit Facility through September 30, 1997 plus the amortization of the loan fees accounted for the increase in interest expense.

      The decrease in CAI's investment in CS Wireless, Inc. ("CS") reflects primarily the Company's 50.7% pro rata share of the $24,754,000 net loss reported by CS for the six months ended June 30, 1997, along with $1,200,000 of amortization of the goodwill associated with the Company's investment compared to an aggregate loss of $7,800,000 for the same period last year.
      .
      Other income, comprised primarily of interest income, for the six months ended September 30, 1997 was $1,623,000 compared to $4,117,000 for the comparable period last year and for the quarter ended September 30, 1997 and 1996 was $762,000 and $1,905,000, respectively. Current period interest income on investments declined due to the use of cash in the escrow account for semi-annual interest payments totaling approximately $33,700,000 for the prior twelve-month period in addition to usage of the Company's unrestricted accounts for operational requirements and capital expenditures.

      The Company recorded an income tax benefit of $4,500,000 for the first and second quarter of 1996 to offset existing deferred tax liabilities. There is no tax benefit for the current period since there were no available deferred tax liabilities and it is more likely than not that any benefit recorded on the Company's current losses would not be realized in the foreseeable future.

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

         The following Exhibits are filed herewith or incorporated by reference as indicated:

                                                                          Incorporation
                                                                          by Reference         Page
     EXHIBIT NO.                          Description                      (SEE LEGEND)     Refereence
    ------------                          -----------                      ------------     ----------
            3.1     Amended and Restated Certificate of Incorporation   [1] Exhibit 3.1
                    of CAI
            3.2     Amended and Restated Bylaws of CAI                  [1] Exhibit 3.2
           10.1     Affiliation Agreement as of August 4, 1997 between  [2] Exhibit 10.1
                    CAI and TelQuest Satellite Services LLC
   <dagger>11.1     Schedule Regarding Computation of Loss Per Common
                    Share for the Quarter Ended September 30, 1997 and
                    1996
   <dagger>11.2     Schedule Regarding Computation of Loss Per Common
                    Share for the Six Months Ended September 30, 1997
                    and 1996
   <dagger>27.      Financial Data Schedule
           99.1     MMDS Affiliation Agreement                          [3] Exhibit 99.1


        LEGEND
        ------
           [1] Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for September 30, 1995.
           [2] Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for June 30, 1997
           [3] Incorporated by reference to the exhibit to the Current Report on
               Form 8-K dated August 4, 1997
      <dagger> Filed herewith.

      b)  REPORTS ON FORM 8-K.

            Form 8-K dated August 4, 1997 was filed August 27, 1997, regarding the following items under Item 5, Other Events:

                     CAI Wireless Systems, Inc. entered
                         into an MMDS Affiliation Agreement
                         with TelQuest Satellite Services
                         LLC, a Delaware limited liability
                         company owned by the Chairman of
                         CAI, on August 4, 1997. TelQuest
                         intends to develop and operate a
                         satellite system with CAI as
                         partial owner and user of this
                         satellite system.

 SIGNATURES

   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





          SIGNATURE                         TITLE                                   DATE
          ---------                         -----                                   ----
     /S/  JARED E. ABBRUZZESE      Chairman, Chief Executive Officer           November 17, 1997
     JARED E. ABBRUZZESE            and Director (Principal Executive
                                    Officer)



     /S/     JAMES P. ASHMAN       Executive Vice President, Chief             November 17, 1997
     JAMES P. ASHMAN                Financial Officer and Director
                                    (Principal Financial Officer)



     /S/     ARTHUR J. MILLER      Vice President and Controller               November 17, 1997
     ARTHUR J. MILLER               (Principal Accounting Officer)

