Form 10-Q
period 1997-12-31
CAI WIRELESS SYSTEMS INC
filed 1998-02-20
CIK 914749

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

               For the quarterly period ended DECEMBER 31, 1997

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


Number of shares outstanding of each of registrant's class of common stock at February 13, 1998:


CLASS                                                       OUTSTANDING SHARES
Common Stock, no par value                                    40,540,539

PART I. FINANCIAL INFORMATION.
 ITEM 1. FINANCIAL STATEMENTS.


                                     CAI WIRELESS SYSTEMS, INC.
                                    CONSOLIDATED BALANCE SHEETS


                                                                   DECEMBER 31, 1997                 MARCH 31, 1997
                                                                   -----------------                 --------------
                                                                      (UNAUDITED)
                                ASSETS
         Cash and cash equivalents                                  $      2,170,436                 $   10,471,918
         Subscriber accounts receivable, net                                 578,588                        695,707
         Prepaid expenses                                                    511,679                      1,034,106
         Property and equipment, net                                      61,593,527                     69,767,017
         Wireless channel rights, net                                    197,042,749                    207,680,551
         Investment in CS Wireless Systems, Inc.                          72,443,527                     88,389,527
         Investment in TelQuest Satellite Services  LLC                    3,097,203                              -
         Goodwill, net of accumulated amortization                        98,043,766                    104,204,716
         Debt service escrow                                              32,862,035                     47,865,389
         Debt financing costs, net                                         8,820,690                      9,249,934
         Other assets                                                      3,508,716                      2,980,650
                                                                     ---------------                  -------------
         Total Assets                                               $    408,672,916                 $  542,339,515
                                                                     ===============                  =============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
         LIABILITIES
           Accounts payable                                         $      5,801,849                  $   6,600,584
           Accrued expenses                                               29,357,122                     16,138,811
           Wireless channel rights obligations                             4,045,767                      5,302,600
           Obligations payable to TelQuest Satellite Services LLC            894,128                              -
           Interim debt financing                                         25,000,000                              -
           Term notes                                                     36,599,695                     36,786,596
           Senior notes                                                  275,000,000                    275,000,000
                                                                     ---------------                   ------------
                                                                         376,698,561                    339,828,591
                                                                     ===============                   ============
         Commitments and Contingencies
         Mandatorily Redeemable Preferred Stock
                14% Senior convertible preferred stock
                (liquidation value  $70,000,000)                          69,265,000                     69,160,000
                Accrued preferred stock dividends                         29,681,187                     18,660,734
                                                                     ---------------                   ------------
                                                                          98,946,187                     87,820,734
                                                                     ===============                   ============
         SHAREHOLDERS' EQUITY
          Common stock, 100,000,000 shares authorized, no par
             value; 40,540,539 shares issued and outstanding             275,769,414                    275,769,414
          Accumulated deficit                                           (270,741,246)                  (161,079,224)
                                                                     ---------------                   ------------
                                                                           5,028,168                    114,690,190
                                                                      --------------                   ------------
          Total Liabilities and Shareholders' Equity                   $ 480,672,916                  $ 542,339,515
                                                                       =============                   ============

                See notes to consolidated financial statements.

                                        CAI WIRELESS SYSTEMS, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)

                                               Nine-Months Ended                                Three-Months Ended
                                                  December 31,                                      December 31,
                                               -----------------                                ------------------
                                            1997                    1996                    1997                    1996
                                            ----                    ----                    ----                    ----
Revenues                                $  21,977,384            $  27,737,756         $   6,591,341            $  9,249,978
                                        -------------            -------------         -------------             -----------
Costs and expenses
  Programming and licensing                10,973,934               11,989,352             3,702,771               4,129,802
  Marketing                                 1,206,615                1,790,734               376,679                 564,717
  General and administrative               21,908,478               22,223,561             7,966,799               7,882,671
  Depreciation and amortization            26,152,839               24,729,986            10,245,751               8,179,198
                                        -------------            -------------          ------------             -----------
                                           60,241,866               60,733,633            22,292,000              20,756,388
                                        -------------            -------------          ------------
Operating loss                            (38,264,482)             (32,995,877)          (15,700,659)            (11,506,410)
                                        -------------            -------------          ------------             -----------
Other income (expense)
  Interest expense                        (40,128,505)             (30,316,613)          (17,198,770)            (10,012,060)
  Equity in losses of affiliates          (23,118,008)             (13,000,000)           (9,378,008)             (5,200,000)
  Interest and other income                 2,974,426                5,319,251             1,351,399               1,202,680
                                        -------------            -------------          ------------             -----------
                                          (60,272,087)             (37,997,362)          (25,225,379)            (14,009,380)
                                        -------------            -------------          ------------             -----------
      Loss before income tax benefit      (98,536,569)             (70,993,239)          (40,926,038)            (25,515,790)

Income tax benefit                                  -               13,500,000                     -               4,500,000
                                        -------------            -------------          ------------             -----------
      Net loss                            (98,536,569)             (57,493,239)          (40,926,038)            (21,015,790)

Preferred stock dividends                 (11,125,453)              (9,576,367)           (3,850,594)             (3,306,003)
                                        -------------             ------------          ------------             -----------
      Loss applicable to common
        stockholders                    $(109,662,022)           $ (67,069,606)        $ (44,776,632)          $ (24,321,793)
                                        =============             ============          ============             ===========
Loss per common share                        $  (2.70)                $  (1.68)             $  (1.10)               $  (0.60)
                                             ========                  =======              ========                ========

Average common and equivalent shares
   outstanding                             40,540,539                39,915,020           40,540,539              40,464,356
                                         ============              ============         ============             ===========


                See notes to consolidated financial statements.

                                     CAI WIRELESS SYSTEMS, INC.
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED)
                                 AND THE YEAR ENDED MARCH 31, 1997

                                                       Common Stock
                                                --------------------------              Accumulated
                                                  Shares          Amount                  Deficit                Total
                                                ---------       ----------              -----------          ------------
Balance at April 1, 1996                        37,829,482     $257,701,130            $(65,090,206)         $192,610,924

Senior preferred stock issuance costs
  reclassified from project costs                        -                -                (661,212)             (661,212)
Series A 8% redeemable convertible
  preferred stock converted into common          2,637,742       18,049,955                       -            18,049,955
Value assigned to warrants exercised                73,315           18,329                 (18,329)                    -
Preferred stock dividends accrued                        -                -             (13,011,270)          (13,011,270)
Net loss                                                 -                -             (82,298,207)          (82,298,207)
                                               -----------      -----------            ------------           -----------
BALANCE AT MARCH 31, 1997                       40,540,539      275,769,414            (161,079,224)          114,690,190

PREFERRED STOCK DIVIDENDS ACCRUED                        -                -             (11,125,453)          (11,125,453)
NET LOSS                                                 -                -             (98,536,569)          (98,536,569)
                                               -----------      -----------            ------------           -----------
Balance at December 31, 1997                    40,540,539     $275,769,414           $(270,741,246)         $  5,028,168
                                               ===========     ============           =============          ============

                      See notes to consolidated financial statements.

                 CAI WIRELESS SYSTEMS, INC.
            Consolidated Statements of Cash Flows
                        (unaudited)

                                                                     Nine Months Ended December 31,
                                                                ----------------------------------------
                                                                     1997                      1996
                                                                 ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $ (98,536,569)            $ (57,493,239)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization                                   26,152,839                24,729,986
   Equity in losses of affiliates                                  23,118,008                13,000,000
   Deferred income tax benefit                                              -               (13,500,000)
   Debt financing costs and discount amortization                   8,263,013                 1,417,857
   Write-off of projects and other costs                              559,287                         -
   Gain on sale of assets                                            (538,307)                        -
   Other                                                               74,665                   (23,143)
   Changes in assets and liabilities:
       Subscriber accounts receivable                                 117,119                   246,794
       Other assets                                                  (406,763)                  314,458
       Accounts payable and accrued expenses                       12,605,498                 9,646,300
                                                                 ------------               -----------
             Net cash used in operating activities                (28,591,210)              (21,660,987)
                                                                 ------------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of wireless channel rights                             (2,221,096)               (4,642,709)
   Purchase of equipment                                           (6,336,574)              (28,886,102)
     Proceeds from the sale of equipment                              178,759                   497,023
     Investment in TelQuest Satellite Services LLC                 (3,138,797)                        -
     Proceeds from sale of investments                             15,354,855                13,844,342
     Payments received from CS Wireless Systems, Inc.               3,529,689                   363,900
     Loans to related parties, net of collections                    (297,440)                 (600,000)
                                                                 ------------               -----------
          Net cash provided by (used in) investing activities       7,069,396               (19,423,546)
                                                                 ------------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from interim debt financing                           20,793,979                          -
   Repayment of debt                                              (2,608,004)               (43,139,640)
   Debt financing costs paid                                      (4,965,643)                         -
                                                                ------------                -----------
         Net cash provided by (used in) financing activities      13,220,332                (43,139,640)
                                                                ------------                -----------

         NET DECREASE IN CASH AND CASH EQUIVALENTS                (8,301,482)               (84,224,173)

Cash and cash equivalents, beginning of year                      10,471,918                103,263,094
                                                                ------------                -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  2,170,436               $ 19,038,921
                                                                ============                ===========
CASH PAYMENTS FROM THE DEBT SERVICE ESCROW ACCOUNT DURING THE
          PERIOD FOR INTEREST                                   $ 18,038,893               $ 17,382,855
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

      The consolidated financial  statements  include  the
accounts  of  CAI  Wireless  Systems, Inc. and its wholly-
owned   subsidiaries  (the  "Company"   or   "CAI").   All
intercompany   transactions   have   been   eliminated  in
consolidation.  CAI's  50.7%  investment  in  CS  Wireless
Systems,  Inc.  ("CS")  at  December  31,  1997,  and  25%
investment  in TelQuest Satellite Services LLC ("TSS"; see
Note 5) are accounted  for  on the equity method since CAI
does not control day to day operations  of either company.
Current summarized financial information  regarding  CS is
presented  in  Note  3.  In the opinion of management, all
adjustments  (consisting  of  normal  recurring  accruals)
considered necessary for a  fair  presentation  of results
for  interim periods have been included. Certain items  in
the  prior   period   financial   statements   have   been
reclassified   to   conform   with  the  current  period's
presentation. Operating results  for  the quarter and nine
months  ended  December  31,  1997  are  not   necessarily
indicative of the results that may be expected for the fiscal year ending March 31, 1998. The unaudited financial statements presented herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1997 which is on file with the Securities and Exchange Commission.

  GOING CONCERN

            CAI's recurring losses,  restrictions  on  its
ability  to  obtain  additional financing, and substantial
commitments raise significant doubt about the continuation
of CAI as a going concern.  For  the  last  quarter of the
fiscal  year  ending  March  31,  1998,  the  Company   is
obligated to pay $2,500,000 for minimum license fees and lease payments, approximately $1,200,000 in remaining MMDS license auction fees, and to fund current operating costs.

                  On   a   short-term   basis,  CAI  has
$45,000,000  of  13% Senior Secured Notes (the  "Secured
Notes") due on June  1, 1998.  See Note 4 - Interim Debt
Financing.  On a long-term  basis,  CAI  has substantial
indebtedness which, beginning in fiscal year  1999, will
include   significant   debt  service  requirements  and
preferred stock dividend payments. As of December 31, 1997, CAI had outstanding consolidated long-term debt of $311,600,000 and mandatorily redeemable preferred stock
(including accrued dividends) totaling $98,946,000.

             The Company's business strategy  has  been to
explore  digital  wireless  cable  services  for  its MMDS
subscription  television  systems and alternative uses  of
its MMDS spectrum for a variety of applications, including
data and voice transmission  such  as  Internet access and
telephony  delivery services and to petition  the  Federal
Communications Commission ("FCC") for the establishment of
rules governing  full  two-way  flexible  use  of the MMDS
spectrum. In management's opinion, this strategy will help
meet  current  and  perceived  future competition and,  in
relation to obtaining a new strategic  partner,  show  the
flexibility  and  increased  value  of  the Company's MMDS
spectrum, if such exploration and efforts  at  the FCC are
successful. In connection with achieving these objectives,
CAI  is committed through additional open purchase  orders
as of February 13, 1998 to spend approximately $7,900,000,
primarily   for   capital   expenditures  associated  with
additional development of the Boston digital transmission facilities. These commitments are to be funded, in part, by the Interim Debt Financing (see Note 4).

      CAI is continuing to work with its financial advisors to devise a comprehensive plan for meeting the Company's on-going working capital and other financial needs, and has engaged BT Alex. Brown Incorporated as its primary financial advisor. The Company projects that operating cash requirements will be approximately
$7,500,000 for the three-month period ending March 31, 1998. Additionally, as of December 31, 1997, the Company had outstanding trade payables of approximately
$4,500,000, exclusive of certain disputed amounts.



                CAI WIRELESS SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

      The Company's operating plans, including digital video, voice and two-way data, Internet and intranet access services and testing, will require additional funding. The Company's ability to raise additional funds through secured loans and the issuance of certain equity is limited by the terms of the Indenture governing the Company's 12.25% Senior Notes due 2002, the terms of various outstanding securities and/or the terms of the Secured Notes. The Company continues to implement cost-saving measures while it reviews the alternatives that may be available to it, including without limitation, decreasing video operations, selling non-core assets and the implementation of various plans of financial restructuring.

NOTE 2. LITIGATION

      SHAREHOLDERS' CLASS ACTION.  During the year ended
March 31, 1997, the Company was named in six class action lawsuits, each alleging various violations of the federal securities laws. These actions were consolidated into one lawsuit entitled IN RE CAI WIRELESS SYSTEMS, INC.
SECURITIES LITIGATION (96-CV-1857) (the "Securities
Lawsuit"), which is currently pending in the United States
District Court for the Northern District of New York.  The
Securities Lawsuit is in its preliminary stages. The amended, consolidated complaint, which names the Company and certain officers and directors of CAI as defendants, alleges a variety of violations of the antifraud provisions of the federal securities laws by the aforementioned defendants.

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

NOTE  3. INVESTMENTS IN  CS  WIRELESS  SYSTEMS,  INC.  AND
TELQUEST SATELLITE SERVICES LLC

      CS WIRELESS SYSTEMS, INC. The Company's percentage interest in CS increased from 47.7% to 50.7% at December 31, 1997 due primarily to the rescission of a previously recorded transaction wherein CAI would purchase the Portsmouth, NH wireless channel rights from Heartland Wireless Communications, Inc. ("Heartland") in exchange for approximately 314,000 shares of CS held by CAI. Additionally, the Company's investment in CS reflects an equity loss of $20,146,000 (based on CAI's pro-rata share of CS's net loss of $38,849,000 for the nine-month period ended September 30, 1997) along with $1,800,000 of amortization of the goodwill associated with this investment.

      Pursuant to the terms of the Participation Agreement
dated as of December 12, 1995, as amended by Amendment No.
1 to the Participation Agreement dated as of February  22,
1996,  among  the  Company,  CS and Heartland, each of the
Company and Heartland, as the case may be, is subject to a
true-up  adjustment, calculated  in  accordance  with  the
provisions  of  the  Participation Agreement, in the event
that the number of channels  available to CS in any market
contributed by such party is less  than  16.   The true-up
adjustment   for   any  such  channel  deficiency  may  be
satisfied  by the deficient  party  by  delivering  to  CS
either (i) cash,  (ii)  a  5-year  promissory  note, (iii)
shares  of  CS  stock,  or  (iv)  any  combination  of the
foregoing.   The  Company  has  been notified by Heartland
that it believes there is a potential  channel  deficiency
arising  out  of  the number of channels delivered by  the
Company in connection with its contribution of MMDS assets
relating to the Charlotte,  North  Carolina  market.   The
Company believes that it has delivered 13 of the 16 required channels, and expects to be able to deliver at least three additional channels in Charlotte, NC from applications currently pending at the FCC. Heartland has advised the Company that it believes that the Company has delivered only 6 channels relating to the Charlotte market. The Company disputes Heartland's position, and is in the process of responding to Heartland on this issue.

                CAI WIRELESS SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


NOTE 3. INVESTMENTS IN CS AND TSS (CONTINUED)

      The following is an unaudited condensed consolidated balance sheet of CS derived from its Form 10-Q as of September 30, 1997:

ASSETS
Cash and cash equivalents                              $ 83,453,000
Other current assets                                      6,602,000
Systems and equipment, net                               42,837,000
Wireless channel rights, net                            169,222,000
Goodwill, net of accumulated amortization                49,175,000
Net assets held for sale                                  4,609,000
Investment in and loans to equity affiliates              8,932,000
Debt issuance costs and other assets, net                10,924,000
                                                       ------------
 Total Assets                                          $375,754,000
                                                       ============

LIABILITIES AND EQUITY
Accounts payable and accrued expenses                $    5,079,000
FCC Auction payable                                       5,206,000
Other liabilities                                         2,055,000
Debt                                                    276,112,000
Deferred income taxes                                     1,357,000
Common stock and paid-in-capital                        154,568,000
Treasury stock                                              (40,000)
Accumulated deficit                                     (68,583,000)
                                                       ------------
 Total Liabilities and Equity                          $375,754,000
                                                       ============


      The  following  are   unaudited   condensed   consolidated
      statements  of  operations  of  CS  derived from its
      September  30,  1997  Form  10-Q  for  the   periods
      presented:

Quarter Ended                   Nine Months Ended
                                                      SEPTEMBER 30, 1997                SEPTEMBER 30, 1997
                                                      ------------------                ------------------
Revenues                                                 $  6,746,000                      $  20,246,000
                                                         ------------                      -------------
Operating expenses:
 Systems operations                                         3,822,000                         11,174,000
 General and administrative                                 4,528,000                         12,299,000
 Depreciation and amortization                              6,976,000                         20,266,000
                                                         ------------                      -------------
   Total operating expenses                                15,326,000                         43,739,000
                                                         ------------                      -------------
       Operating loss                                      (8,580,000)                       (23,493,000)
Interest income                                             1,379,000                          4,261,000
Interest expense                                           (7,863,000)                       (23,952,000)
Equity in losses of affiliates                               (385,000)                          (385,000)
Other                                                         ( 7,000)                           648,000
                                                         ------------                       ------------
        Loss before income tax benefit                    (15,456,000)                       (42,921,000)
Income tax benefit                                          1,358,000                          4,072,000
                                                         ------------                       ------------
   Net loss                                              $(14,098,000)                      $(38,849,000)
                                                         ============                       ============

      TELQUEST  SATELLITE  SERVICES  LLC.   The  Company's
investment  in  TSS  reflects an equity loss of $1,137,000
based  on  CAI's pro-rata  share  of  TSS's  net  loss  of
$4,549,000 from  inception  to December 31, 1997.  TSS has
negative net worth of $1,078,000  at  December  31,  1997,
inclusive  of  the  receivables  due  from  CAI  and CS in
connection   with   their   investment   in  TSS  totaling
$1,679,000.



                CAI WIRELESS SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

NOTE 4. INTERIM DEBT FINANCING

      FOOTHILL CAPITAL CREDIT FACILITY.  On  November  25,
1997, the Company repaid all amounts outstanding and owing
to  Foothill  Capital Corporation and affiliates of Canyon
Capital Management,  L.P.  (the  "Interim  Debt  Lenders")
The then-outstanding amount owed under the credit facility
provided  by  the  Interim  Debt  Lenders (the "F/C Credit
Facility") was approximately $17,300,000,  and  was repaid
out  of  the  proceeds  of  the  sale  by  CAI and certain
subsidiaries  of $25,000,000 principal amount  of  Secured
Notes.  See discussion  below  regarding sale and issuance
of Secured Notes.  The $17,300,000  paid  to  the  Interim
Debt   Lenders   on   November   25,  1997  consisted  of:
$15,329,000 representing the principal amount of the loans
outstanding  under the F/C Credit Facility;  a  $1,575,000
fee; and $350,000 representing interest on the outstanding loans and fees.

      In connection with the early termination of the F/C
Credit Facility, the Company recorded a third quarter charge of approximately $4,700,000, representing the costs associated with the F/C Credit Facility that the Company was originally amortizing over the two-year term of the F/C Credit Facility. This non-recurring charge is reflected as interest expense in the Consolidated
Statement of Operations for the quarter and nine months ended December 31, 1997.

      During the quarter ended December 31, 1997 and before the F/C Credit Facility was repaid, the Company executed a series of continuing waiver agreements, which waived compliance by the Company with certain post-closing requirements, increased the interest rates payable on the obligations outstanding under the F/C Credit Facility, and imposed additional and/or modified existing covenants relating to various items, including sales of non-core assets, certain fundamental changes to the Company and the Company's ability to incur additional indebtedness. The two waivers executed during the quarter ended December 31, 1997 were in addition to a waiver agreement executed on September 25, 1997, and all of the waivers executed and delivered by the Company to the Interim Debt Lenders contained a general release of the Interim Debt Lenders.
A final general release was required of and delivered by the Company in connection with receipt of the pay-off letter issued by the Interim Debt Lenders in connection with the repayment of all Company obligations under the F/C Credit Facility.

      13% SENIOR SECURED NOTES.  On November 25, 1997, the
Company sold $25,000,000 of its Secured Notes to Merrill
Lynch Global Allocation Fund, Inc. (the "Investor"). CAI used approximately $17,300,000 of the proceeds to repay all amounts outstanding under the F/C Credit Facility, and the remaining proceeds of approximately $7,300,000, net of expenses associated with this transaction, for working capital purposes and build-out of the Company's wireless cable business. On January 26, 1998, the Company issued and sold an additional $2,000,000 Secured Note to the Investor, and on February 17, 1998, the Company issued and sold an additional $18,000,000 of its Secured Notes in connection with the consummation of a series of transactions by the Company, the Investor and various affiliates of Bell Atlantic Corporation ("BANX"). See
Note 8 - Subsequent Events - Termination of BANX Rights.

      The Secured Notes are short-term obligations of CAI, maturing on June 1, 1998, and were issued and sold pursuant to the terms of a Note Purchase Agreement between CAI and certain of its wholly-owned subsidiaries and the Investor (the "Note Purchase Agreement"). Interest at the rate of 13% per annum on the Secured Notes is payable at maturity. In addition to fees and expenses associated with the issuance and sale of the Secured Notes, CAI is required to pay a $720,000 commitment fee to the Investor, which is also due at maturity.

      As collateral for the Notes, CAI granted a blanket lien on all of its assets, including the stock of substantially all of its wholly-owned subsidiaries, as well as a pledge of its interests in CS and TSS. The Note
Purchase Agreement contains covenants that are usual and customary for transactions of this type, including a series of negative covenants intended to preserve the value of the collateral pledged by CAI for the benefit of the Investor.





                CAI WIRELESS SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


NOTE 5. SIGNIFICANT EVENTS

TELQUEST SATELLITE SERVICES

      TSS is a joint venture between the Company, CS and TelQuest Communications, Inc., a company controlled by Mr.
Jared E. Abbruzzese, Chairman and Chief Executive Officer of the Company, formed on August 4, 1997, for the purpose of developing and operating satellite systems providing digital services. In connection with the Company's
$5,000,000 investment in TSS, the Company made a cash payment of $447,064 to TSS on December 1, 1997. The cash payment is the second of four quarterly installments that the Company is required to make to satisfy the $2,500,000 cash portion of its investment in TSS. As of December 31, 1997, the Company owed TSS a total of $894,128 to satisfy the remaining cash portion of the investment, which amount is payable in two equal installments of $447,064 on March
1, and June 1, 1998.

      The Company has also contributed a combination of equipment (made available to TSS under the terms of a five-year renewable lease at a nominal rental amount) and cash (in lieu of equipment) in an amount equal to $2,149,211 as part of the $2,500,000 equipment portion of the Company's $5,000,000 investment in TSS. On January
28, 1998 and February 6, 1998, CAI contributed $30,000 and
$320,000, respectively, to TSS to complete CAI's equipment obligation. Cash paid by CAI to TSS and credited against the equipment portion of its investment is to be used by TSS for installation and other costs associated with equipment purchased by CAI and leased to TSS. In return for CAI's $5,000,000 investment in TSS, CAI received a 25% interest in TSS, which interest is subject to dilution upon the occurrence of certain events.

NOTE 6. SUMMARY  OF  PERTINENT  RIGHTS  AND  PRIVILEGES OF
COMPANY SECURITIES

STOCK CAPITALIZATION

      The stock capitalization is as follows:

                                        Shares Authorized            Shares Issued and
CLASS OF STOCK                            AS OF 12/31/97          OUTSTANDING AS OF 12/31/97
--------------                           -----------------         -------------------------
Preferred Stock
   14% Senior convertible
      preferred stock, par
      value $10,000 per share                   15,000                         7,000
                                              --------                       -------
Series Preferred Stock, no par value
   Series A 8% preferred stock,
      no par value                             350,000                             -
   Undesignated                              4,650,000                             -
                                             ---------                       -------
      Total series preferred stock           5,000,000                             -
                                             ---------                       -------
Voting preferred stock, no par value         2,000,000                             -
                                             ---------                       -------
      Total preferred stock                  7,015,000                         7,000
                                             =========                       =======

Common stock, no par value                 100,000,000                    40,540,539
                                           ===========                    ==========

SECURITIES ISSUED ORIGINALLY TO BANX

      In March 1995 and in conjunction with the execution of the Business Relationship Agreement (the "BR
Agreement") by the Company and BANX, CAI entered into a securities purchase agreement with BANX Partnership, another affiliate of Bell Atlantic and NYNEX (the "BANX
Partnership"), pursuant to which (i) BANX Partnership purchased $30,000,000 of the Company's Term Notes due May
9, 2005
("BANX Term Notes") and warrants (the "BANX Warrants") to purchase cumulative voting preferred stock, no par value
(the "Voting Preferred Stock") on May 9, 1995 (the "Stage
I Closing"), and (ii)
                CAI WIRELESS SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

NOTE 6. SUMMARY OF COMPANY SECURITIES (CONTINUED)

$70,000,000 of the Company's 14% senior convertible preferred stock, par value $10,000 per share ("Senior
Preferred Stock") and additional BANX Warrants (together with the BANX Term Notes, Voting Preferred Stock and
Senior Preferred Stock, the "BANX Securities") on
September 29, 1995 (the "Stage II Closing"). Upon issuance of the BANX Securities in September 1995, the full conversion or exercise of the BANX Securities would have resulted in the BANX Partnership having to make an additional investment, at that time, in CAI of approximately $202,000,000 (subject to adjustment in accordance with the terms of the Modification Agreement
(as defined below)), to increase its ownership interest in CAI, on a pro forma basis, to approximately 45%.

      On December 12, 1996, the Company and BANX reached an agreement (the "Modification Agreement") that modified certain terms of the BR Agreement and provided CAI or its designee with the right to acquire the BANX Securities.
In connection with the Modification Agreement, the average per share exercise/conversion price of the BANX Securities was reduced from $8.19 to $5.31, on full conversion and exercise. This reduction resulted in BANX having to only make an additional investment in CAI of approximately
$95,000,000 to acquire the approximately 45% ownership interest in CAI in the event BANX elected to convert or exercise the BANX Securities. The Modification Agreement was subsequently amended on April 29, 1997, pursuant to Amendment No.1 to the Modification Agreement (the
"Modification Agreement Amendment").

      The Modification Agreement Amendment represented the re-negotiation of an option granted to CAI to repurchase the $100,000,000 face amount of BANX securities held by BANX. The repurchase consideration was $40,000,000 in cash and 100,000 shares of CAI convertible junior preferred stock. The junior preferred stock would have been non-voting, carried no coupon and no maturity, and would have been convertible into 2.5 million shares of CAI
Common Stock. The repurchase option was exercisable through February 28, 1998. These agreements, together with the BR Agreement, were terminated on February 17, 1998 and the BANX Securities were transferred by BANX to the Investor. See Note 8 - Subsequent Events -
Termination of BANX Rights.

      A summary of the outstanding Senior Preferred
Stock, Voting Preferred Stock and BANX Warrants follows:

      14% SENIOR CONVERTIBLE PREFERRED STOCK. As part of the Stage II Closing, BANX purchased 7,000 shares of
Senior Preferred Stock. The Senior Preferred Stock has a
14% cumulative dividend, payable quarterly (optionally before December 1, 1998 and mandatorily after December 1,
1998). The dividend rate was increased to 16% pursuant to an adjunct agreement with BANX regarding licensing issues. The terms of the Senior Preferred Stock require mandatory redemption at par plus any accrued dividends on September 29, 2005, absent any conversion. As of December 31, 1997, there were 7,000 shares of Senior
Preferred Stock issued and outstanding.

      VOTING PREFERRED STOCK. The Senior Preferred Stock is convertible into Voting Preferred Stock (based on a formula prescribed in the terms of the Senior Preferred
Stock) for a period of five years commencing on September
29, 1995. In turn, the Voting Preferred Stock is convertible into CAI Common Stock, initially at the rate of 100 shares of CAI Common Stock for one share of Voting Preferred Stock. The terms include an conversion feature wherein each outstanding share of Voting
Preferred Stock shall automatically be converted into shares of CAI Common Stock based on enumerated conditions and/or events. Voting rights are based on the underlying shares of Common Stock per share of Voting Preferred
Stock.  Additionally, holders of the Voting Preferred
Stock are entitled to receive dividends if, as, or when a dividend is declared on shares of CAI Common Stock and in an amount based on the underlying shares of CAI Common
Stock per share of Voting Preferred Stock. In the event of liquidation or dissolution, Voting Preferred Stock is subject to the prior rights of the Senior Preferred Stock but ahead of the CAI Common Stock in an amount equal to the underlying shares of CAI Common Stock per share of Voting Preferred Stock. As of December 31, 1997, there were no shares of Voting Preferred Stock issued and outstanding.



                CAI WIRELESS SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

NOTE 6. SUMMARY OF COMPANY SECURITIES (CONTINUED)

      THE BANX WARRANTS.   The BANX Warrants entitle the
holder thereof to purchase Voting Preferred Stock which and are exercisable at an aggregate price of approximately $95,000,000.

      In connection with the transactions consummated on February 17, 1998 and described more fully in Note 8 below, the Investor waived all conversion features of the foregoing securities, pending the exchange of such securities for a new subordinated note of the Company.

OTHER SECURITIES ISSUED BY CAI

      COMMON STOCK. The Company's Common Stock is without par value and carries one vote per share. Holders of Company Common Stock are entitled to dividends if, as, or when declared out of funds legally available which consists of current or accumulated earnings. The Company currently has an accumulated deficit. In liquidation or dissolution, all preferred stock including accumulated dividends thereon must be satisfied before holders of Common Stock receive any distribution. As of December 31,
1997, there were 40,540,539 shares of Common Stock issued and outstanding.

STOCK OPTION PLANS

      INCENTIVE AND NONQUALIFIED STOCK OPTION PLANS.  The
Company's 1995 Incentive Stock Plan (the "1995 Plan") provides for the grant of incentive stock options qualifying under Section 422 of the Internal Revenue Code
("ISO's"), non-qualified stock options ("NQSO's"), stock appreciation rights, performance shares and restricted stock or any combination of the foregoing, as the Compensation Committee of the Board of Directors (the
"Committee") may determine. The 1995 Plan will expire on March 27, 2005. The number of shares available for stock option grants is 1,200,000 shares and the 1995 Plan is administered by the Committee. Vesting and the per share exercise price for stock options granted under the 1995
Plan, which will not be less than 100% of the fair market value per share of common stock on the date the option is granted, is determined by the Committee at the time of grant. There have been no options exercised under the 1995 Plan. As of December 31, 1997, there were options to purchase approximately 1,181,000 shares of Company common stock granted under the 1995 Plan.

       In November 1993, the Company adopted its 1993
Stock Option and Incentive Plan (the "1993 Plan"). Under the 1993 Plan, options to purchase an aggregate of not more than 1,000,000 shares of common stock may be granted, from time to time, to key employees (including officers), advisors and independent consultants to the Company or to any of its subsidiaries. Options granted to officers and employees may be designated as incentive stock options ISO's or NQSO's. Options granted to independent consultants and other nonemployees may only be designated NQSO's. The 1993 Plan is administered by the Committee. Vesting and the per share exercise price for stock options granted under this Plan, which will not be less than 100% of the fair market value per share of common stock on the date the option is granted, is determined by the Committee at the time of grant. There have been no options exercised under the 1993 Plan. As of December 31, 1997, there were options to purchase
997,500 shares of Company common stock granted under the 1993 Plan.

      Outside Directors' Option Plan. In October 1996, the Company adopted the 1996 Outside Directors' Stock
Option Plan (the "1996 Directors' Plan"). Under the 1996
Directors' Plan, options to purchase an aggregate of not more than 45,000 shares of common stock will be granted from time to time to nonemployee directors. Each qualifying director shall be granted an option to purchase 7,500 shares at a price which will not be less than 100% of fair market value on the date of the grant.
Such option shall vest: 25% on the date of grant, and 25% on each of the second, third, and fourth anniversaries of the grant.

      The options under the 1996 Directors' Plan are exercisable for a period of ten years, but not before an initial six-month period. As of March 31, 1997, the Company has granted options under this plan to purchase
30,000 shares of common stock at a weighted average price of $6.63 per share. As of December 31, 1997, there have been no options exercised under the 1996 Directors' Plan, and the


                CAI WIRELESS SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

NOTE 6. SUMMARY OF COMPANY SECURITIES (CONTINUED)

Company has not issued any additional options under the 1996 Directors' Plan during the nine months ended
December 31, 1997.

      In October 1993, the Company adopted the 1993
Outside Directors' Option Plan (the "1993 Directors'
Plan"). Under the 1993 Directors' Plan, options to purchase an aggregate of not more than 30,000 shares of common stock may be granted from time to time to nonemployee directors. These options will vest at the rate of 20% a year over five years, beginning one year after date of grant and are exercisable for a period of
seven years. The exercise price for stock options granted under the 1993 Directors' Plan will not be less than 100% of the fair market value of the common stock on the grant date. As of March 31, 1997, the Company has granted outstanding options under this plan to purchase 8,334 shares of common stock at $11 per share. As of December
31, 1997, no options have been exercised under the 1993
Directors' Plan, and no additional options have been issued under the 1993 Directors' Plan during the nine months ended December 31, 1997.

WARRANTS

      COMMON STOCK WARRANTS.  The Company has  issued  and
outstanding  warrants  to  purchase  5,083,563  shares  of
Company  Common  Stock,  which  warrants  were  issued  to
various  bridge  lenders,  and the Interim Debt Lenders in
connection  with  various financings  consummated  by  the
Company since its inception.  The common stock warrants do
not  include  the  warrants   issued  originally  to  BANX
Partnership. The weighted-average exercise price for the non-BANX warrants, at December 31, 1997 was $3.84 per share.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Financial  Accounting Standards No. 128
("SFAS 128") - "Earnings Per Share." The Company has adopted SFAS 128 for the quarter and nine months ended
December 31, 1997.  Accordingly, the Company  replaced the
"primary" EPS requirements with a "basic" EPS computation based upon weighted-average shares outstanding. Due to the Company's net losses, only the basic loss per share amounts are reflected in the accompanying Statements of Operations.

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








                CAI WIRELESS SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

NOTE 8. SUBSEQUENT EVENTS

      NASDAQ DE-LISTING. On January 8, 1998, trading of the Company's common stock was removed from The Nasdaq
National Market<reg-trade-mark> ("NNM") and listed for trading on the Nasdaq SmallCap Market{ SM}. The removal was caused by the Company's failure to meet the net tangible asset listing requirement imposed by Nasdaq upon NNM-listed companies. As a condition to listing on the Nasdaq SmallCap Market{ SM}, the Company was required to maintain compliance with a $1.00 per share bid price for an interim period. Effective January 13, 1998, as a result of failing to maintain the $1.00 per share bid price, CAI's common stock was de-listed from the Nasdaq
SmallCap Market{ SM}. The common stock currently trades on the Electronic Bulletin Board system under the CAWS symbol.

      TERMINATION OF BANX RIGHTS. On February 17, 1998, the Company consummated a series of transactions, including the purchase by the Company of the remaining interest of BANX under the BR Agreement and the acquisition of BANX's approximately 9.9% equity interest in CS. Under the terms of the Termination and Purchase
Agreement (the "Termination Agreement"), the Company issued $7,000,000 aggregate principal amount of its Secured Notes to BANX in consideration of the termination of the BR Agreement, Modification Agreement and
Modification Agreement Amendment, and the transfer of 1,000,000 shares of CS common stock held by BANX. The parties exchanged general releases in connection with the transaction. The BR Agreement was originally entered into by the parties in March 1995 and provided Bell Atlantic the right to exercise options to utilize CAI's MMDS spectrum in certain of its major markets exclusively for Bell Atlantic video programming. Prior to its termination, none of those major markets had been optioned by BANX.

      Simultaneously with the closing of the Termination
Agreement, the Company and the Investor amended the Note
Purchase Agreement to increase the aggregate amount of Secured Notes issued and outstanding thereunder by an additional $18,000,000 to $45,000,000, which amount includes $25,000,000 of Secured Notes issued and sold to the Investor on November 25, 1997, a $2,000,000 Secured
Note issued and sold to the Investor on January 26, 1998, $7,000,000 of Secured Notes issued by the Company to BANX in connection with the Termination Agreement and an additional $11,000,000 Secured Note issued by the Company and sold to the Investor on February 17, 1998. The proceeds of the additional Secured Note will be used for working capital and to meet certain other obligations of the Company into the first quarter of its fiscal year beginning April 1, 1998. All of the Secured Notes mature on June 1, 1998.

      As part of these transactions, the Investor advised
CAI that it had completed the purchase from BANX of all of the BANX Securities representing BANX's initial
$100,000,000 investment in CAI in 1995, as well as the Secured Notes issued by CAI to BANX in connection with the Termination Agreement.

      CAI and the Investor have entered into an agreement in principle on February 17, 1998, pursuant to which the Investor agreed to exchange all of the BANX Securities, together with accrued but unpaid interest and dividends thereon, for a $30,000,000 12% subordinated note due 2003, subject to prepayment at a discount of up to $27,000,000 prior to June 1, 1998 in the event that certain circumstances occur that result in the realization of a significant increase in the current market value of CAI's
12 1/4 % Senior Notes due 2002. The exchange is subject to certain conditions, including documentation satisfactory to the parties. Pending the exchange, the Investor has waived all conversion features contained in the BANX Securities.

              PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

      The statements contained in this Quarterly Report on
Form 10-Q, including the  exhibits hereto, relating to the
Company's future operations may constitute forward-looking
statements  within  the meaning  of  Section  21E  of  the
Securities  Exchange Act  of  1934,  as  amended.   Actual
results of the Company may differ materially from those in
the forward-looking  statements  and  may be affected by a
number  of  factors  including  the Company's  ability  to
attract  one  or  more new strategic  partners  and  their
willingness to enter  into  arrangements  with  CAI  on  a
timely  basis, the terms of such arrangements, the receipt
of regulatory  approvals  for alternative uses of its MMDS
spectrum, the success of CAI's  trials  in  various of its
markets,  the commercial viability of any alternative  use
of MMDS spectrum,  consumer acceptance of any new products
offered  or to be offered  by  CAI,  subscriber  equipment
availability,   practical   success  of  CAI's  engineered
technology,   tower   space   availability,   absence   of
interference and the ability of the Company to redeploy or
sell   excess  equipment,  the  assumptions,   risks   and
uncertainties   set  forth  below  in  this  "Management's
Discussion and Analysis of Financial Condition and Results
of Operations" and  elsewhere  herein,  as  well  as other
factors  contained  herein  and  in  the  Company's  other
securities   filings.    Furthermore,   there  can  be  no
assurance that the financing obtained by the Company to date will enable it to meet its future cash needs.

BUSINESS DEVELOPMENTS

      Boston Digital Project. The Company has committed significant funds and substantial engineering and regulatory efforts to the build-out of its digital MMDS system in Boston, Massachusetts. Initially, construction of the Boston system was undertaken in fulfillment of the Company's obligations under the Business Relationship
Agreement with affiliates of Bell Atlantic Corporation and NYNEX Corporation (collectively, "BANX") for the provision of subscription video services by BANX using MMDS spectrum. When BANX abandoned its digital video plans, CAI continued to construct the Boston system. In its continuation of the construction, however, the Company sought to build into the system flexibility it believed was necessary to offer one-way, high-speed data services, as well as two-way MMDS services, such as two-way data and telephony services. The Company's Boston system is currently testing digital video, voice and data transmission services, which have been demonstrated to certain third parties that have expressed interest in the Company's technical capabilities.

      In connection with the build-out of the digital system in Boston, the Company has converted approximately
65% of the Instructional Television Fixed Service ("ITFS") receive sites in Boston enabling the receive sites to receive CAI's digital MMDS signal, as transmitted from its digital head-end and several repeater sites located in the Boston metropolitan area. The Company expects that the remaining Boston ITFS receive sites should be converted within the next 90 days.

      The technology and equipment deployed and being used in Boston for digital video and other uses was devised primarily by CAI's engineering staff, working in conjunction with various equipment vendors. Since the technology and equipment is relatively new, the Company and its principal vendors have had to reconfigure certain aspects of the technology and equipment. The Company has substantially eliminated many of the minor technical flaws it experienced in the incipient stages of developing and testing the Boston digital video technology, and is working with vendors to improve the technology and prototype equipment deployed in Boston for video and alternative uses such as two-way data and telephony.

      The Company originally indicated that it would launch a digital subscription video product in Boston during the second half of 1997. The video launch was not only viewed by the Company as important as a means of attracting a strategic investor, but also was required to meet certain covenants imposed by the F/C Credit Facility
(defined below). (The covenants imposed upon the Company in connection with the issuance of the Secured Notes
(defined below) do not include a digital video requirement in Boston or any other CAI market.) The launch of a commercial digital subscription video product in Boston has been delayed due to three principal factors: the unexpected delays associated with equipment, including customer premises equipment of sufficient quality to support a commercial launch of a digital subscription video product; the Company's limited financial resources, and the absence of a strategic partner willing to utilize the digital MMDS system to the fullest capacity.

      The Company has made significant progress, in conjunction with its primary vendors, in improving the quality of the digital video product being tested in Boston. The customer premises and other equipment has been reconfigured in some instances in an effort to eliminate many of the technical flaws that were associated with the early versions of this equipment. At this time, however, the Company has no definitive plans to launch a full-scale commercial digital subscription video service in its Boston market, and is instead contemplating limited roll-out of a digital subscription video product once all of the technical flaws experienced by the Company with the equipment have been eliminated to the Company's satisfaction. The Company is fully committed to ensuring that its ITFS licenseholders in Boston can serve their respective receive sites with such licenseholders' digital video programming, a project that the Company believes is substantially completed in Boston The Company believes, however, that its best position in connection with discussions it is having or contemplates having with potential strategic partners, and in light of its limited financial resources, is to delay the full-scale launch of a commercial video service for the immediate future.

      The Company is pursuing a one-way, high-speed
Internet access service on a wholesale basis in its Boston, Rochester and New York City markets. The
Company's data transport delivery service currently utilizes a wireless downstream transmitted over CAI's MMDS system and a telephone return path. Acting through its wholly-owned subsidiary CAI Wireless Internet, Inc., the
Company will begin to offer bandwidth to Internet Service
Providers (ISPs) in the three markets in the first quarter of 1998. By providing transport services to ISPs, the Company believes that it will be able to eliminate a significant amount of capital expenditure associated with providing retail data delivery services. In connection with the Company's wholesale Internet strategy, it has curtailed its efforts with respect to previously-announced commercial trials of its one-way Internet access service in Rochester, New York City and Boston, and is focusing its efforts on the wholesale strategy.

      TELQUEST SATELLITE SERVICES. TelQuest Satellite
Services LLC ("TSS") is a joint venture between the Company, CS Wireless Systems, Inc. ("CS") and TelQuest
Communications, Inc., a company controlled by Mr. Jared E.
Abbruzzese, Chairman and Chief Executive Officer of the
Company, formed on August 4, 1997 for the purpose of developing and operating satellite systems providing digital services. In connection with the Company's
$5,000,000 investment in TSS, the Company made a cash payment of $447,064 to TSS on December 1, 1997. The cash payment is the second of four quarterly installments that the Company is required to make to satisfy the $2,500,000 cash portion of its investment in TSS. As of December 31, 1997, the Company owed TSS a total of $894,128 to satisfy the remaining cash portion of the investment, which amount is payable in two equal installments of $447,064 on March
1, and June 1, 1998.

      The Company has also contributed a combination of equipment (made available to TSS under the terms of a five-year renewable lease at a nominal rental amount) and cash (in lieu of equipment) in an amount equal to $2,149,211 as part of the $2,500,000 equipment portion of the Company's $5,000,000 investment in TSS. On January
28, 1998 and February 6, 1998, CAI contributed an additional $30,000 and $320,000, respectively, to TSS to complete its equipment obligation. Cash paid by CAI to TSS and credited against the equipment portion of its investment is to be used by TSS for installation and other costs associated with equipment purchased by CAI and leased to TSS. In return for CAI's $5,000,000 investment in TSS, CAI received a 25% interest in TSS, which interest is subject to dilution upon the occurrence of certain events.

      CAI has designated its Boston market as the first of the Company's market to receive TSS digital video programming. TSS is currently broadcasting approximately
40 channels of pre-digitized video programming, which programming is being received at the Company's head-end located in downtown Boston without significant technical flaws. The Company is currently using the TSS programming in Boston to test the digital MMDS delivery platform and the customer premises equipment to be used for a commercial subscription video product.

      The Company continues to believe that the affiliation agreement it has with TSS is the most cost-efficient means of accessing pre-digitized video programming for use at its transmission facilities. A migration from the C-band satellite capacity that TSS currently is transmitting to the contemplated Ku-band satellite capacity will provide the Company with the opportunity to expand its video offerings to include a direct-to-home product as a supplement to any MMDS-based video delivery system for those potential subscribers that are not capable of receiving the MMDS signal. There can be no assurance, however, that TSS will be able to migrate from C-band satellite capacity to Ku-band satellite capacity, or that the Company will be able to expand its video offerings beyond its current subscription video product.

      NASDAQ DE-LISTING. On January 8, 1998, trading of the Company's common stock was removed from The Nasdaq
National Market<reg-trade-mark> ("NNM") and listed for trading on the Nasdaq SmallCap Market{ SM}. The removal was caused by the Company's failure to meet the net tangible asset listing requirement imposed by Nasdaq upon NNM-listed companies. As a condition to listing on the Nasdaq SmallCap Market{ SM}, the Company was required to maintain compliance with a $1.00 per share bid price for an interim period. Effective January 13, 1998, as a result of failing to maintain the $1.00 per share bid price, CAI's common stock was de-listed from the Nasdaq
SmallCap Market{ SM}. The common stock currently trades on the Electronic Bulletin Board system under the CAWS symbol.

      CS WIRELESS TRUE-UP. Pursuant to the terms of the Participation Agreement dated as of December 12, 1995, as amended by Amendment No. 1 to the Participation Agreement dated as of February 22, 1996, among the Company, CS and Heartland Wireless Communications, Inc. ("Heartland"), each of the Company and Heartland, as the case may be, is subject to a true-up adjustment, calculated in accordance with the provisions of the Participation Agreement, in the event that the number of channels available to CS in any market contributed by a party is less than 16. The true-up adjustment for any such channel deficiency may be satisfied by the deficient party by delivering to CS either (i) cash, (ii) a 5-year promissory note, (iii) shares of CS stock, or (iv) any combination of the foregoing. The Company has been notified by Heartland that it believes there is a potential channel deficiency arising out of the number of channels delivered by the Company in connection with its contribution of MMDS assets relating to the Charlotte, North Carolina market. The
Company believes that it has delivered 13 of the 16 required channels, and expects to be able to deliver at least three additional channels in Charlotte, NC from applications currently pending at the FCC. Heartland has advised the Company that it believes that the Company has delivered only 6 channels relating to the Charlotte market. The Company disputes Heartland's position, and is in the process of responding to Heartland on this issue.

      TERMINATION OF BANX RIGHTS. On February 17, 1998, the Company consummated a series of transactions, including the purchase by the Company of the remaining interest of BANX under the BR Agreement and the acquisition of BANX's approximately 9.9% equity interest in CS. Under the terms of the Termination and Purchase
Agreement (the "Termination Agreement"), the Company issued $7,000,000 aggregate principal amount of its Secured Notes (defined below) to BANX in connection with the closing of the Termination Agreement. The parties exchanged general releases in connection with the transaction, and terminated the Modification Agreement dated December 12, 1996 by and among CAI and BANX and Amendment No. 1 to Modification Agreement dated April 29,
1997. The BR Agreement was originally entered into by the parties in March 1995 and provided Bell Atlantic the right to exercise options to utilize CAI's MMDS spectrum in certain of its major markets exclusively for Bell Atlantic video programming. Prior to its termination, none of those major markets had been optioned by BANX. Following the consummation of the foregoing transaction and the transactions discussed below in the section entitled, "Liquidity and Capital Resources - Interim Debt Financing
- 13% Senior Secured Notes," BANX ceased to have any interest in the Company. See "Liquidity and Capital
Resources - Interim Debt Financing - 13% Senior Secured
Notes" below.


             LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED DECEMBER 31, 1997

      For the nine months ended December 31, 1997, cash and cash equivalents decreased by $8,301,000. Operating activities utilized $28,591,000 of cash, primarily to fund the Company's net losses of $98,537,000, reduced for non-cash expenditures including depreciation and amortization of $26,153,000, equity losses for CS and TSS totaling
$23,118,000, and the increase in payables and accruals of $12,605,000 (primarily interest on the 12.25% Senior
Notes). Cash provided from financing activities primarily reflects the issuance of $25,000,000 of principal amount of Secured Notes and the use of the proceeds thereof to repay the approximately $17,300,000 outstanding under the prior credit facility with Foothill Capital Corporation and affiliates (see Interim Debt Financing below). The remaining funds, net of issuance fees, are being used by the Company for general operating requirements.

      The Company's capital expenditures during the nine months ended December 31, 1997 included the purchase of $6,337,000 in equipment, primarily for the Boston digital project, and to acquire $2,221,000 in wireless channel rights.

INTERIM DEBT FINANCING

      Foothill  Capital  Credit Facility.  On November 25,
1997, the Company repaid all amounts outstanding and owing
to Foothill Capital Corporation  and  affiliates of Canyon
Capital  Management,  L.P.  (the "Interim  Debt  Lenders")
The then-outstanding amount owed under the credit facility
provided  by the Interim Debt  Lenders  (the  "F/C  Credit
Facility")  was  approximately $17,300,000, and was repaid
out  of the proceeds  of  the  sale  by  CAI  and  certain
subsidiaries  of  $25,000,000  principal amount of Secured
Notes.  See discussion below regarding  sale  and issuance
of  Secured  Notes.   The $17,300,000 paid to the  Interim
Debt  Lenders  on  November   25,   1997   consisted   of:
$15,329,000 representing the principal amount of the loans outstanding under the F/C Credit Facility; a $1,575,000 fee; and $350,000 representing interest on the outstanding loans and fees.

      In connection with the early termination of the F/C
Credit Facility, the Company recorded a third quarter charge of approximately $4,700,000, representing the costs associated with the F/C Credit Facility that the Company was originally amortizing over the two-year term of the F/C Credit Facility. This non-recurring charge is reflected as interest expense in the Consolidated
Statement of Operations for the quarter and nine months ended December 31, 1997.

      During the quarter ended December 31, 1997 and before the F/C Credit Facility was repaid, the Company executed a series of continuing waiver agreements, which waived compliance by the Company with certain post-closing requirements, increased the interest rates payable on the obligations outstanding under the F/C Credit Facility, and imposed additional and/or modified existing covenants relating to various items, including sales of non-core assets, certain fundamental changes to the Company and the Company's ability to incur additional indebtedness. The two waivers executed during the quarter ended December 31, 1997 were in addition to a waiver agreement executed on September 25, 1997, and all of the waivers executed and delivered by the Company to the Interim Debt Lenders contained a general release of the Interim Debt Lenders.
A final general release was required of and delivered by the Company in connection with receipt of the pay-off letter issued by the Interim Debt Lenders in connection with the repayment of all Company obligations under the F/C Credit Facility.

      13% SENIOR SECURED NOTES.  On November 25, 1997, the
Company issued and sold $25,000,000 of its 13% Senior
Secured Notes due June 1, 1998 (the "Secured Notes") to
Merrill Lynch Global Allocation Fund, Inc. (the
"Investor"). CAI used approximately $17,300,000 of the proceeds to repay all amounts outstanding under the F/C
Credit Facility, and the remaining proceeds of approximately $7,300,000, net of expenses associated with this transaction, for working capital purposes and build-out of the Company's wireless cable business. On January
26, 1998, the Company issued and sold an additional
$2,000,000 Secured Note to the Investor, and on February
17, 1998, the Company issued and sold an additional
$18,000,000 of Secured Notes in connection with the consummation of a series of transactions by the Company, the Investor and BANX. See "Business Developments -
Termination of BANX Rights" above.

      The Secured Notes are short-term obligations of CAI, maturing on June 1, 1998, and were issued and sold pursuant to the terms of a Note Purchase Agreement between CAI and certain of its wholly-owned subsidiaries and the Investor (the "Note Purchase Agreement"). Interest at the rate of 13% per annum on the Secured Notes is payable at maturity. In addition to fees and expenses associated with the issuance and sale of the Secured Notes, CAI is required to pay a $720,000 commitment fee to the Investor, which is also due at maturity.

      As collateral for the Notes, CAI granted a blanket lien on all of its assets, including the stock of substantially all of its wholly-owned subsidiaries, as well as a pledge of its interests in CS and TSS. The Note
Purchase Agreement contains covenants that are usual and customary for transactions of this type, including a series of negative covenants intended to preserve the value of the collateral pledged by CAI for the benefit of the Investor.

      Simultaneously with the closing of the Termination
Agreement, the Company and the Investor amended the Note
Purchase Agreement to increase the aggregate amount of Secured Notes issued and outstanding thereunder by an additional $18,000,000 to $45,000,000, which amount includes $25,000,000 of Secured Notes issued and sold to the Investor on November 25, 1997, the $2,000,000 Secured
Note issued and sold to the Investor on January 26, 1998, $7,000,000 of Secured Notes issued by the Company to BANX in connection with the Termination Agreement and an additional $11,000,000 Secured Note issued by the Company and sold to the Investor on February 17, 1998. The proceeds of the additional Secured Note will be used for working capital and to meet certain other obligations of the Company into the first quarter of its fiscal year beginning April 1, 1998. All of the Secured Notes mature on June 1, 1998.

      As part of these transactions, the Investor advised
CAI that it had completed the purchase from BANX of all of the CAI securities issued to BANX in connection with BANX's initial $100,000,000 investment in CAI in 1995, including $30,000,000 of term notes, $70,000,000 of senior preferred stock and warrants to purchase voting preferred stock of CAI (the "BANX Securities"), as well as the Secured Notes issued by CAI to BANX in connection with the Termination Agreement.

      CAI and the Investor have entered into an agreement in principle on February 17, 1998, pursuant to which the Investor agreed to exchange all of the BANX Securities, together with accrued but unpaid interest and dividends thereon, for a $30,000,000 12% subordinated note due 2003, subject to prepayment at a discount of up to $27,000,000 prior to June 1, 1998 in the event that certain circumstances occur that result in the realization of a significant increase in the current market value of CAI's
12 1/4 % Senior Notes due 2002. The exchange is subject to certain conditions, including documentation satisfactory to the parties. Pending the exchange, the Investor has waived all conversion features contained in the BANX Securities.

GOING CONCERN

      CAI's recurring losses,  restrictions on its ability
to   obtain   additional   financing,    and   substantial
commitments raise significant doubt about the continuation
of  CAI  as a going concern. For the last quarter  of  the
fiscal  year   ending  March  31,  1998,  the  Company  is
obligated to pay $2,500,000 for minimum license fees and lease payments, approximately $1,200,000 in remaining MMDS license auction fees, and to fund current operating costs.

                  On  a  short-term   basis,   CAI   has
$45,000,000 of Secured  Notes  due on June 1, 1998.  See
"Interim Debt Financing" above.   On  a long-term basis,
CAI  has  substantial indebtedness which,  beginning  in
fiscal year  1999, will include significant debt service
requirements and  preferred  stock dividend payments. As
of December  31, 1997, CAI had  outstanding consolidated
long-term   debt   of   $311,600,000   and   mandatorily
redeemable preferred stock (including accrued dividends) totaling $98,946,000.

             The Company's business strategy  has  been to
explore  digital  wireless  cable  services  for  its MMDS
subscription  television  systems and alternative uses  of
its MMDS spectrum for a variety of applications, including
data and voice transmission  such  as  Internet access and
telephony  delivery services and to petition  the  Federal
Communications Commission ("FCC") for the establishment of
rules governing  full  two-way  flexible  use  of the MMDS
spectrum. In management's opinion, this strategy will help
meet  current  and  perceived  future competition and,  in
relation to obtaining a new strategic  partner,  show  the
flexibility  and  increased  value  of  the Company's MMDS
spectrum, if such exploration and efforts  at  the FCC are
successful. In connection with achieving these objectives,
CAI  is committed through additional open purchase  orders
as of  January 30, 1998 to spend approximately $7,900,000,
primarily   for   capital   expenditures  associated  with
additional development of the Boston digital transmission facilities. These commitments are to be funded, in part, by the Interim Debt Financing.

      CAI is continuing to work with its financial advisors to devise a comprehensive plan for meeting the Company's on-going working capital and other financial needs, and has engaged BT Alex. Brown Incorporated as its primary financial advisor. The Company projects that operating cash requirements will be approximately
$7,500,000 for the three-month period ending March 31, 1998. Additionally, as of February 13, 1998, the Company had outstanding trade payables of approximately
$4,500,000, exclusive of certain disputed amounts.

      The Company's operating plans, including digital video, voice and two-way data, Internet and intranet access services and testing, will require additional funding. The Company's ability to raise additional funds through secured loans and the issuance of certain equity is limited by the terms of the Indenture governing the Company's 12.25% Senior Notes due 2002, the terms of various outstanding securities and/or the terms of the Secured Notes. The Company continues to implement cost-saving measures while it reviews the alternatives that may be available to it, including without limitation, decreasing video operations, selling non-core assets and the implementation of various plans of financial restructuring.

                  RESULTS OF OPERATIONS

DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996

      The Company's strategy is not to pursue analog-based television subscriber growth while it evaluates its business opportunities in addition to subscription television including high-speed Internet and Intranet access, as well as digital video and telephony services.
The policy has had a negative impact on the Company's subscription revenues. As of December 31, 1997, the Company's subscriber base had decreased by approximately
19,500 to 57,500 subscribers from approximately 77,000 at December 31, 1996. Consequently, subscriber revenues have decreased $2,659,000 and $5,760,000 for the quarter and nine months ended December 31, 1997, compared to the corresponding periods last year.

      Operating expenses were approximately $60,242,000 and $60,734,000 for the nine months and $22,292,000 and $20,756,000 for the quarters ended December 31, 1997 and 1996, respectively. Programming costs did not decline in proportion to the revenue decline due to minimum provisions provided by certain of the programming agreements. The approximately $500,000 reduction in operating expenses for the nine months of 1997 versus 1996 reflects lower licensing and marketing costs which were in line with the decline in subscribers, offset by an increase in general and administrative expenses of $2,067,000 consisting of financial and corporate restructuring costs, attorneys fees in the class action lawsuit, and various FCC filings.

      Interest expense was $40,129,000 and $30,317,000 for the nine months ended December 31, 1997 and 1996, respectively, and was $17,199,000 and $10,012,000 for the quarter ended December 31, 1997 and 1996, respectively, and reflects primarily the interest on the $275,000,000 of 12.25% Senior Notes due 2002 and the $30,000,000 of Term
Notes issued to BANX. The increase in interest expense for the quarter and nine months ended December 31, 1997 consists of interest incurred on the F/C Credit Facility and Secured Notes, amortization of the financing fees associated with those facilities, and the $4,700,000 non-recurring charge related to the unamortized costs arising from the termination of the F/C Credit Facility.

      The decrease in CAI's investment in CS reflects
primarily the Company's 50.7% pro rata share of the
$38,849,000 net loss reported by CS for the nine months
ended September 30, 1997, along with $1,800,000 of
amortization of the goodwill associated with this
investment compared to an aggregate loss of $13,000,000
for the same period last year. The decrease in CAI's
investment in TSS reflects primarily the Company's 25%
pro-rata share of the $4,549,000 loss reported by TSS
since its inception to December 31, 1997.
      .
      Other income, comprised primarily of interest income, for the nine months ended December 31, 1997 was $2,974,000 compared to $5,319,000 for the comparable period last year and was $1,351,000 and $1,203,000 for the quarters ended December 31, 1997 and 1996 respectively.
Current period interest income on investments declined due to the use of cash in the escrow account for semi-annual interest payments on the Senior Notes totaling approximately $33,700,000 during the prior twelve-month period in addition to usage of the Company's unrestricted accounts for operational requirements and capital expenditures. There are funds available for two remaining semi-annual interest payments in the debt service escrow account. The decline in interest income was partially offset by a $538,000 gain from the sale of certain assets.

      The Company recorded an income tax benefit of $4,500,000 for the first, second and third quarter of 1996 to offset existing deferred tax liabilities. There is no tax benefit for the current period since there were no available deferred tax liabilities and it is more likely than not that any benefit recorded on the Company's current losses would not be realized in the foreseeable future.



RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting  Standards No. 128
("SFAS 128") - "Earnings Per Share." The Company has adopted SFAS 128 for the quarter and nine months ended
December 31,  1997.  Accordingly, the Company replaced the
"primary" EPS requirements with a "basic" EPS computation based upon weighted-average shares outstanding. Due to the Company's net losses, only the basic loss per share amounts are reflected in the accompanying Statements of Operations.

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

         The following exhibits are filed herewith or incorporated by reference as indicated:

                                                                                Incorporation
                                                                                by Reference         Page REFERENCE
     EXHIBIT NO.                          DESCRIPTION                            (SEE LEGEND)
        3.1                 Amended and Restated Certificate of Incorporation   [1] Exhibit 3.1
                            of CAI
        3.2                 Amended and Restated Bylaws of CAI                  [1] Exhibit 3.2
<dagger>4.1                 Note Purchase Agreement by and among registrant,
                            certain of its subsidiaries and the purchaser named
                            therein
<dagger>11.1                Schedule Regarding Computation of Loss Per Common
                            Share for the Quarter Ended December 31, 1997 and
                            1996
<dagger>11.2                Schedule Regarding Computation of Loss Per Common
                            Share for the Nine Months Ended December 31, 1997
                            and 1996
<dagger>27.                 Financial Data Schedule
<dagger>99.1                Press Release - CAI Wireless Systems, Inc. Issues
                            Additional $2 Million in 13% Senior Secured Notes
<dagger>99.2                Press Release - CAI Wireless Systems, Inc. Buys Out
                            Remaining Bell Atlantic Hold on MMDS Spectrum

        LEGEND

[1] Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for 9/30/95.

<dagger>    Filed herewith.

      b)  REPORTS ON FORM 8-K.

        (1) Form 8-K dated November 25, 1997 was filed
December 29, 1997, regarding the following items under
Item 5, Other Events:

            FINANCING MATTERS - CAI sold $25,000,000 of its 13% Senior Secured Notes to an existing investor and used approximately $17,300,000 to payoff the existing credit facility.
            STRATEGIC PARTNER UPDATE - CAI has focused its recent efforts on two telecommunications companies, both of which are currently performing various reviews of the Company and its spectrum.
            OPERATIONS - business strategy update.
            BANX UPDATE - The Company made the election to preserve its right to repurchase the BANX securities.
            NASDAQ NOTIFICATION - The Company was notified that its common stock no longer qualifies for listing on the NASDAQ National Market and the Company could apply for listing on the NASDAQ SmallCap Market.
            CHANGES TO CORPORATE STRUCTURE - The Company was required to create a number of wholly-owned direct and indirect subsidiaries to hold certain assets in connection with the F/C Credit Facility.

        (2) Form 8-K dated January 7, 1998 was filed
           January 22, 1998, regarding the following items under Item 5, Other Events:

                  (A) Excerpts from a conference call for
financial analysts on January 14, 1998 concerning the full two-way use of MMDS Spectrum and certain other Company matters.

                  (B)  The following news releases were
issued:

                        (i)   CAI Wireless Systems, Inc.
                        Common Stock to be listed on the
                        Nasdaq SmallCap Market dated
                        January 7,1998.

                        (ii)  CAI Wireless Systems,
                        Inc. Common Stock to be delisted on
                        the Nasdaq SmallCap Market
                        dated January 12, 1998.

                        SIGNATURES

      Pursuant to the requirements of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          SIGNATURE                 TITLE                                       DATE

/S/  JARED E. ABBRUZZESE        Chairman, Chief Executive Officer           February 20, 1998
     JARED E. ABBRUZZESE         and Director (Principal Executive
                                 Officer)



/S/  JAMES P. ASHMAN            Executive VicePresident, Chief             February 20, 1998
     JAMES P. ASHMAN             Financial Officer and Director
                                 (Principal Financial Officer)



/S/  ARTHUR J. MILLER            VicePresident and Controller              February 20, 1998
     ARTHUR J. MILLER             (Principal Accounting Officer)






























