Form 10-K
period 1998-03-31
CAI WIRELESS SYSTEMS INC
filed 1998-06-29
CIK 914749

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED MARCH 31, 1998

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  _X_      No ____.

      Indicate  by  check  mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 23, 1998 was approximately $8,326,366.

      The number of shares of Registrant's Common Stock outstanding on June 23, 1998 was 40,543,039.

                                    PART I


      THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THE EXHIBITS HERETO, RELATING TO CAI'S FUTURE OPERATIONS MAY CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AND MAY BE AFFECTED BY A NUMBER OF FACTORS INCLUDING THE COMPANY'S ABILITY TO ATTRACT ONE OR MORE NEW STRATEGIC PARTNERS, THEIR WILLINGNESS TO ENTER INTO ARRANGEMENTS WITH CAI ON A TIMELY BASIS AND THE TERMS OF SUCH ARRANGEMENTS, THE RECEIPT OF REGULATORY APPROVALS FOR ALTERNATIVE USES OF ITS MMDS SPECTRUM, THE SUCCESS OF CAI'S TRIALS IN VARIOUS OF ITS MARKETS, THE COMMERCIAL VIABILITY OF ANY ALTERNATIVE USE OF MMDS SPECTRUM CONTEMPLATED BY THE COMPANY'S BUSINESS PLAN, CONSUMER ACCEPTANCE OF ANY NEW PRODUCTS OFFERED OR TO BE OFFERED BY CAI, SUBSCRIBER EQUIPMENT AVAILABILITY, PRACTICAL SUCCESS OF CAI'S ENGINEERED TECHNOLOGY, TOWER SPACE AVAILABILITY, ABSENCE OF INTERFERENCE AND THE ABILITY OF THE COMPANY TO REDEPLOY OR SELL EXCESS EQUIPMENT, THE ASSUMPTIONS, RISKS AND UNCERTAINTIES SET FORTH BELOW IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE HEREIN, AS WELL AS OTHER FACTORS CONTAINED HEREIN AND IN THE COMPANY'S OTHER SECURITIES FILINGS. FURTHERMORE, THE FINANCING OBTAINED BY THE COMPANY TO DATE WILL NOT ENABLE IT TO MEET ITS FUTURE CASH NEEDS.

                               ITEM 1.  BUSINESS

OVERVIEW

      CAI Wireless Systems, Inc. ("CAI" or the "Company") is a leading developer, owner and operator of wireless telecommunications transport systems utilizing Multichannel Multipoint Distribution Services ("MMDS") spectrum, in terms of number of subscription video subscribers and number of Estimated Total Service Area households. In CAI's 14 primary markets, there are a total of 16,135,174 Estimated Total Service Area households. Initially, the Company focused on the development of analog MMDS subscription video systems in major metropolitan markets, primarily in the northeast and mid-Atlantic regions of the United States. The Company then focused on developing digital MMDS television systems under a joint venture arrangement with Bell Atlantic Corporation ("Bell Atlantic") and NYNEX Corporation ("NYNEX"), regional bell operating companies with a combined operating territory substantially identical to the spectrum footprint of CAI. Following the termination of the joint venture arrangement with Bell Atlantic and NYNEX, the Company has endeavored to develop alternative uses of its MMDS spectrum and has actively sought one or more strategic partners interested in pursuing the development of other lines of business, including high speed data access and fixed wireless telephony services. CAI had approximately 50,000 analog video subscribers as of May 31, 1998.

      CAI's operating strategy, since the potential availability of digital technology deployment on a commercial basis (approximately late-1994), has been to execute a business plan with one or more strategic users of its most valuable asset, a substantial amalgamation of MMDS spectrum concentrated in the northeastern and mid-Atlantic regions of the United States. Recognizing that there are significant capital expenditures associated with the construction and operation of a broad-based MMDS system capable of serving a large segment of its markets, CAI formulated a business plan that would result in a large portion of such expenditures being borne by a strategic partner. Under this business plan, CAI would become a wholesale transport services provider, and, over time, not engage directly in any retail business.

      In March 1995, CAI sought to implement this business plan with Bell Atlantic and NYNEX. The joint venture, which was memorialized in a Business Relationship Agreement (the "BR Agreement") between CAI and certain affiliates of Bell Atlantic and NYNEX (the "BANX Affiliates") and coupled with a $100 million investment by BANX Partnership, a general partnership whose partners were certain other affiliates of Bell Atlantic and NYNEX (the "BANX Partnership"), was consummated by September 1995, simultaneously with (i) the consummation by CAI of five acquisitions, including the purchase of ACS Enterprises, Inc., a publicly-held MMDS operator based in Philadelphia, PA, and
(ii) the $275 million offering of the Company's 12 1/4 % Senior Notes due 2002 (the "Senior Notes"). (Bell Atlantic, NYNEX, the BANX Affiliates and BANX Partnership, or combinations thereof (as the context warrants), are sometimes referred to herein as "BANX".)

      The BR Agreement contemplated that the BANX Affiliates, at their option, could elect to become the provider of subscription video programming in any of CAI's markets utilizing CAI's MMDS spectrum in such markets. The video programming, which was to be assembled and packaged by Tele-TV, a joint venture formed by Bell Atlantic, NYNEX and Pacific Telesis, would be delivered to CAI's state-of-the-art digital MMDS transmission facilities, and transmitted to Bell Atlantic/NYNEX customers under the Bell Atlantic/NYNEX name. In fulfillment of its obligations under the BR Agreement, CAI began the construction of such digital transmission facilities in Hampton Roads, VA and Boston, MA, the first two markets identified by the BANX Affiliates as potential markets for this new digital subscription video product.

      Notwithstanding the significant expenditure of resources by all involved, neither BANX Affiliate ever exercised an election to utilize CAI's digital transport services in Hampton Roads, Boston or any other market subject to the BR Agreement. In December 1996, when it became apparent to CAI that the focus of Bell Atlantic and NYNEX had shifted away from subscription video utilizing CAI's transport system, CAI and Bell Atlantic/NYNEX entered into a series of agreements that resulted in a termination of the BR Agreement and the disposition and eventual cancellation or exchange of all of the CAI securities originally issued to the BANX Partnership in connection with its $100 million investment in CAI.

      During the period prior to December 1996, by Bell Atlantic/NYNEX, and due in part to CAI's concerns over such inaction, CAI embarked upon a strategy of preserving the value of its MMDS spectrum and expanding the authorized uses of such spectrum to fully realize the spectrum's technical capabilities. Through a series of demonstrations and trials, CAI has been an industry leader in its efforts to engineer and obtain regulatory authority for fixed, flexible two-way use of the MMDS spectrum for services such as data transmission and telephony. In addition to a series of specific flexible use authorizations received by CAI during the last two years, CAI has participated with the industry trade group in seeking to obtain from the Federal Communications Commission ("FCC") authority for fixed, flexible two-way use of the MMDS spectrum on an industry-wide basis. CAI expects the FCC to issue such authority during the summer of 1998.

      CAI continues to believe that a strategic partner is necessary for the MMDS industry to fully realize the potential of this spectrum. Believing that a national-level strategic partner would have the financial resources and infrastructure to fully utilize the MMDS spectrum for video, voice and data transmission, CAI has aggressively sought one or more strategic partners since the departure of Bell Atlantic/NYNEX. The Company has demonstrated, and continues to demonstrate, its technological capabilities for each of video, voice and data to several potential strategic partners and potential financial partners. In addition to a variety of demonstrations, the Company has been conducting an on-site trial for a telecommunications company providing transport services for Internet access and such company's corporate intranet, which services recently have included two-way data transmission at transmission speeds of up to 7 megabits per second ("Mbps") for downstream transmissions and 600 kilobits per second ("Kbps") return capacity. The two-way transmission services are provided using first generation transverters designed by a high-technology equipment manufacturer, in conjunction with Company engineers, specifically for MMDS spectrum. Business discussions between CAI and these entities have been wide ranging, and no definitive agreement has been reached with any entity at this time. CAI also has invested in TelQuest Satellite Services LLC ("TSS") in order to access pre-digitized video programming and to provide a vehicle for a complementary Direct-to-Home ("DTH") video service that could, eventually, free additional MMDS spectrum for these alternative uses.

      CAI is a Connecticut corporation. Its principal executive offices are located at 18 Corporate Woods Boulevard, 3rd floor, Albany, New York 12211. CAI's telephone number is (518) 462-2632. CAI also maintains offices at 101 Pond's Edge Drive, Suite 300, Chadds Ford, PA 19317, where its operational headquarters, including the president and chief operating officer and the Company's accounting and human resources departments are located, and at 2101 Wilson Boulevard, Suite 100, Arlington, VA 22201, where the Company's engineering and regulatory affairs departments are located. Unless the context indicates otherwise, all references to the "Company" or "CAI" refer collectively to CAI Wireless Systems, Inc. and its subsidiaries.

RECENT FINANCIAL DEVELOPMENTS; ANTICIPATED REORGANIZATION

      CAI's recurring losses, restrictions on its ability to obtain additional financing, and substantial commitments, raise substantial doubt about CAI continuing as a going concern. For the year ending March 31, 1999, the Company is obligated to pay approximately $9.1 million in minimum license fees and operating lease payments, approximately $3.5 million in MMDS license obligations, in addition to funding operating losses. On a short-term basis, CAI has $45 million of 13% Senior Secured Notes (the "Secured Notes") due on June 30, 1998. See " - Senior Secured Financing" below. On a long-term basis, CAI has substantial indebtedness which, beginning in the fiscal year ending March 31, 1999, will include significant debt service requirements. As of March 31, 1998, CAI had outstanding consolidated debt of approximately $357.1 million and trade payables of approximately $4.9 million.

      On or about the date of the filing of this Annual Report on Form 10-K, the Company intends to commence a pre-petition solicitation of votes (the "Solicitation") with respect to a prepackaged reorganization plan (the "Plan") from the holders of Senior Notes and certain other impaired creditors. CAI has not yet commenced a reorganization case under Chapter 11 of the U.S. Bankruptcy Code (11 U.S.C. <section><section> 101-1330)(the "Bankruptcy Code"). If, however, CAI receives the requisite votes indicating acceptance of the Plan, CAI intends to file a voluntary petition (the "Petition") under Chapter 11 of the Bankruptcy Code, and to seek, as promptly thereafter as practicable, confirmation of the Plan. Accordingly, the Company has provided approximately $5.1 million of restructuring costs in the Statement of Operations for the fiscal year ended March 31, 1998. Costs include legal and financial advisory fees.

      CAI Wireless Systems, Inc. and one of its wholly-owned operating subsidiaries, Philadelphia Choice Television, Inc., a Delaware corporation ("Philadelphia Choice"), are expected to file the Petition following the
Solicitation. None of CAI's other subsidiaries, including any of the subsidiaries that are holders of MMDS licenses issued by the FCC or are lessees under MMDS excess capacity leases, will be parties to the Petition. In addition, the Company intends that only those claims against and interests in CAI specifically identified in the Plan (I.E., the holders of the Senior Notes, holders of certain subordinated indebtedness, holders of securities claims and holders of equity securities claims) will be impaired. The Company intends that all other holders of claims against CAI, including trade creditors, licensors and lessors, will be unimpaired claims against CAI.

      The Company intends to continue to operate its business in Chapter 11 in the ordinary course and to seek to obtain the necessary relief from the Bankruptcy Court to pay its employees, trade and certain other creditors in full and on time. To fund its operations during the bankruptcy proceeding, the Company has arranged for Debtor-in-Possession financing (the "DIP Facility") in the principal amount of $60 million. The DIP Facility is expected to be provided by Merrill Lynch Global Allocation Fund, Inc. ("MLGAF"), the Company's current secured lender. See " - Senior Secured Financing" below. A portion of the proceeds of the DIP Facility will be used to repay all amounts owed under the Company's current senior secured facility (approximately $47.8 million, including interest and fees as of May 31, 1998). The balance of the DIP Facility will be used to fund operations and working capital throughout the bankruptcy proceeding. The Company intends to repay the DIP Facility out of the proceeds of a credit facility (the "Exit Facility") currently being sought by the Company. The Company is seeking an Exit Facility, which is expected to be a two-year, senior secured facility in the principal amount of approximately $80 million. A portion of the proceeds of the Exit Facility is expected to be used to repay the DIP Facility in full, with the balance of the Exit Facility to be used to fund operations and working capital for approximately 12 months following the consummation of the Plan. The Company, in consultation with BT Alex. Brown Incorporated, its financial advisor, is actively seeking lending sources willing to participate in the Exit Facility. There can be no assurance, however, that the Company will be able to obtain the Exit Facility, or if able to obtain the Exit Facility, that the financing will be on terms and conditions satisfactory to the Company.

      The Plan contemplates that the holders of securities claims, debt securities claims, equity securities claims and equity securities interests, including the holders of CAI's common stock, without par value (the "CAI Common Stock"), and any and all options, warrants or other rights to acquire the CAI Common Stock will not receive or retain any property or interest in property on account of such claims.

      The Company expects that the Solicitation will be completed on or about July 27, 1998 and that the Company will file its Petition in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") shortly thereafter, assuming that the Company receives the requisite acceptances from the Solicitation. There can be no assurance that the Company will receive the requisite acceptances from the Solicitation, or, if the Company does receive the requisite acceptances, that the Plan will be confirmed by the Bankruptcy Court and consummated.

RECENT DEVELOPMENTS

      CERTAIN ASSET SALES. On March 18, 1998, the Company and its wholly-owned subsidiaries, Philadelphia Choice, Washington Choice Television, Inc. and Washington License, Inc. sold assets relating to Satellite Master Antenna Television ("SMATV") operations in the Washington-Baltimore metropolitan area to Mid-Atlantic Telcom Plus, LLC, d/b/a OnePoint Communications ("OnePoint"). The net proceeds to the Company from the sale of these assets were approximately $1.6 million and were used to help fund working capital.

      The Company and Philadelphia Choice have entered into a letter of intent for the sale of assets relating to 64 SMATV and multi-dwelling unit ("MDU") operations in the Company's Philadelphia market (the "Philadelphia MDU Operation") to OnePoint. Under the terms of the letter, OnePoint has agreed to purchase assets used in connection with the Philadelphia MDU Operation, and to assume identified agreements for master television service, pursuant to which the cable operator is granted access to the MDU as the exclusive provider of subscription television services. The purchase price for the Philadelphia MDU Operation is $6 million, subject to certain post-closing adjustments. The parties anticipate consummating the sale and purchase of the Philadelphia MDU Operation under the auspices of the Bankruptcy Court as part of the Plan or pursuant to Section 363 of the Bankruptcy Code.

      NASDAQ DE-LISTING. On January 8, 1998, trading of the CAI's Common Stock was removed from The Nasdaq National Market<reg-trade-mark> ("NNM") and listed for trading on the Nasdaq SmallCap Market{SM}. The removal was caused by the Company's failure to meet the net tangible asset listing requirement imposed by Nasdaq upon NNM-listed companies. As a condition to listing on the Nasdaq SmallCap Market{SM}, the Company was required to maintain compliance with a $1.00 per share bid price for an interim period. Effective January 13, 1998, as a result of failing to maintain the $1.00 per share bid price, the CAI Common Stock was de-listed from the Nasdaq SmallCap Market{SM}. The CAI Common Stock currently trades on the Electronic Bulletin Board system under the CAWS symbol.

SENIOR SECURED FINANCING

      13% SENIOR SECURED NOTES. On November 25, 1997, the Company issued and sold $25 million of its 13% Senior Secured Notes (the "Secured Notes") to MLGAF. CAI used approximately $17.3 million of the proceeds to repay all amounts outstanding under the F/C Credit Facility (defined below), and the remaining proceeds of approximately $7.3 million, net of expenses associated with this transaction, for working capital purposes and build-out of the Company's wireless cable business. On January 26, 1998, the Company issued and sold an additional $2 million Secured Note to MLGAF, and on February 17, 1998, the Company issued and sold an additional $18 million of Secured Notes in connection with the consummation of a series of transactions by the Company, MLGAF and BANX. See " -Termination of BANX Rights" below.

      The Secured Notes are short-term obligations of CAI, maturing on June 30, 1998, and were issued and sold pursuant to the terms of a Note Purchase Agreement between CAI and certain of its wholly-owned subsidiaries and MLGAF, as amended from time to time (the "Note Purchase Agreement"). Interest at the rate of 13% per annum on the Secured Notes is payable at maturity. In addition to fees and expenses associated with the issuance and sale of the Secured Notes, CAI is required to pay a $730,000 commitment fee to MLGAF, which is also due at maturity. All outstanding amounts under the Note Purchase Agreement are expected to be converted into and deemed to be outstanding obligations under the DIP Facility.

      As collateral for the Notes, CAI granted a blanket lien on all of its assets, including the stock of substantially all of its wholly-owned subsidiaries, as well as a pledge of its 60% interest in CS Wireless Systems, Inc. ("CS Wireless") and its 25% interest in TSS. The Note Purchase Agreement contains covenants that are usual and customary for transactions of this type, including a series of negative covenants intended to preserve the value of the collateral pledged by CAI for the benefit of MLGAF.

      FOOTHILL CAPITAL CREDIT FACILITY. On November 25, 1997, the Company used a portion of the proceeds from the issuance of the Secured Notes to repay all amounts outstanding and owing to Foothill Capital Corporation and affiliates of Canyon Capital Management, L.P. (the "F/C Lenders") under that certain credit facility provided by the F/C Lenders (the "F/C Credit Facility") to CAI in June 1997. At the time of repayment, there was approximately $17.3 million outstanding under the F/C Credit Facility, consisting of approximately $15.3 million representing the principal amount of the loans outstanding under the F/C Credit Facility; a $1.6 million fee, and $350,000 representing interest on the outstanding loans and fees.

      The repayment of the F/C Credit Facility in November 1997 represented the early termination of the F/C Credit Facility. Prior to its termination and repayment in full, the Company executed a series of continuing waiver agreements, which waived compliance by the Company with certain post-closing requirements, increased the interest rates payable on the obligations outstanding under the F/C Credit Facility, and imposed additional and/or modified existing covenants relating to various items, including sales of non-core assets, certain fundamental changes to the Company and the Company's ability to incur additional indebtedness. All of the waivers executed and delivered by the Company to the F/C Lenders contained a general release of the F/C Lenders. A final general release was required of and delivered by the Company in connection with receipt of the pay-off letter issued by the F/C Lenders in connection with the repayment of all Company obligations under the F/C Credit Facility. The early termination of the F/C Credit Facility resulted in the Company recording a third quarter extraordinary charge of approximately $4.7 million, representing the costs associated with the F/C Credit Facility that the Company was originally amortizing over the two-year term of the F/C Credit Facility.

TERMINATION OF BANX RIGHTS

      On February 17, 1998, the Company consummated a series of transactions, including the purchase by the Company of the remaining interest of the BANX Affiliates under the BR Agreement (See -Background - BANX TRANSACTIONS below) and the acquisition of BANX's approximately 9.9% equity interest in CS Wireless. Under the terms of the Termination and Purchase Agreement (the "Termination Agreement"), the Company issued $7 million aggregate principal amount of its Secured Notes to BANX in consideration of the termination of the BR Agreement, Modification Agreement (defined below) and Modification Agreement Amendment (defined below), and the transfer of 1,000,000 shares of CS Wireless common stock held by BANX to CAI. The parties exchanged general releases in connection with the transaction. Prior to its termination, none of the markets contemplated by the BR Agreement had been optioned by Bell Atlantic or NYNEX.

      As part of these transactions, MLGAF advised CAI that it had completed the purchase from BANX of all of the CAI securities issued to BANX in connection with BANX's initial $100 million investment in CAI in September 1995, including $30 million of term notes, $70 million of senior preferred stock and warrants to purchase voting preferred stock of CAI (collectively, the "BANX Securities"), as well as the Secured Notes issued by CAI to BANX in connection with the Termination Agreement. On March 3, 1998, CAI exchanged the BANX Securities then held by MLGAF for a new $30 million 12% subordinated note due October 1, 2005 (the "Subordinated Note"). As a result of the exchange transactions, the Company eliminated approximately $117 million of Senior Preferred Stock, accumulated preferred stock dividends, and accrued interest on the Term Notes, of which approximately $102 million was reclassed to paid-in capital, and recorded an approximately $10 million extraordinary gain from the early extinguishment of debt.

      The Subordinated Note issued to MLGAF accrues interest at the rate of 12% per annum, compounded semi-annually, and is payable at maturity on October 1, 2005. The Subordinated Note is expressly subordinate to the Senior Notes and to the $45 million aggregate principal amount of Secured Notes. The Subordinated Note is a joint and several obligation of CAI and certain of its wholly-owned subsidiaries. The obligation of the subsidiaries to repay the Subordinated Note, however, is limited by the terms of the Indenture dated as of September 15, 1995 (the "Indenture") governing the Senior Notes.

      In conjunction with the transaction, the Company also exchanged 2,500 shares of CAI Common Stock for all warrants to purchase CAI equity that were held by BANX and acquired by MLGAF on March 3, 1998. The Common Stock was issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, and contains a legend restricting its transfer without such registration or an exemption therefrom. The issuance of the CAI Common Stock to MLGAF increased the number of issued and outstanding shares of CAI Common Stock to 40,543,039 at March 31, 1998.

BUSINESS AND OPERATING STRATEGIES

      GENERAL. The Company, since its formation, has focused on the development and operation of MMDS subscription video systems concentrated in major metropolitan areas located in the northeast and mid-Atlantic regions of the United States. With the suspension of the BR Agreement and the receipt of regulatory approvals not previously sought by MMDS operators or granted by the FCC, the Company has endeavored to develop the full capabilities of its MMDS spectrum in addition to subscription video. The Company believes that its MMDS spectrum can be utilized as the transport system for fixed, flexible two-way uses that eventually could be combined into a wireless broadband network. Although the Company recognizes that there are significant regulatory, technological and financial issues surrounding the development of such a system in any of CAI's markets, the Company believes that such systems can be deployed in a reasonable manner to develop a commercially-viable means of delivering video, voice and data transmission services.

      MMDS subscription video programming and other MMDS-based telecommunications transport services are transmitted through the air via microwave frequencies from a central transmission facility to a small receiving antenna at each subscriber's location, and require a line-of-sight ("LOS") path between the transmit point to the receive antenna. Therefore, in communities with tall trees, hilly terrain, tall buildings or other obstructions in the transmission path, MMDS transmission can be difficult or impossible to receive at certain locations without the use of low power signal repeaters (known as "beambenders") or signal boosters, which retransmit an otherwise blocked signal over a limited area. Certain of these LOS constraints may be overcome by the placement of beambenders and/or signal boosters, or by properly designing a cellular network within a service area. The use of beambenders and/or signal boosters increases the cost per subscriber.

      MMDS spectrum is regulated by the FCC, which governs, among other things, the issuance, renewal, assignment, transfer and modification of licenses necessary for MMDS systems to operate. "MMDS" is the vernacular term used to describe CAI's business and includes both MMDS and Multichannel Distribution Service ("MDS") channels, as well as Instructional Television Fixed Service ("ITFS") channels. To date, the MMDS spectrum has been licensed by the FCC for one-way video and data transmission on an industry-wide basis. In addition, CAI has applied for and received a variety of authorizations from the FCC for fixed, flexible use of its MMDS spectrum in certain of CAI's markets. The Company has received from the FCC (i) authorization for a market trial of up to 500 customers for CAI's high speed one-way Internet access product (which uses a telephone line for the return path) in Rochester, New York, (ii) authorization for a market trial of up to 1,000 customers for CAI's high speed one-way Internet access product in New York City, (iii) permanent authorization for fixed, two-way flexible use of five channels for 16 customer sites located in and around the Boston market, (iv) permanent authorization for fixed two-way flexible use of two channels for unlimited customer sites within ten miles of seven hub sites (four of which require further FCC authorization) located in and around Boston, MA, and (v) authorization from the FCC to utilize its MMDS spectrum in Pittsburgh, PA for a variety of tests, including the simulation of a commercial roll-out of fixed, two-way services to customers located within a 20-mile radius of CAI's main transmission facility in Pittsburgh. The Company has also received developmental authorization to test fixed, flexible two-way uses on two channels located in its Hartford, CT market; however, the Company does not have any plans to conduct any testing in this market at this time.

      The Company has assembled significant spectrum rights in the northeast and mid-Atlantic regions of the United States. The Company is focused on preserving these substantial channel rights in anticipation of developing digital systems that will allow CAI to utilize higher output power and compression technologies to increase channel capacity. CAI began to acquire its spectrum capacity in preparation for its obligations under the BR Agreement, which required CAI to deliver a minimum number of channels in each of the markets subject to the BR Agreement. With the termination of the BANX rights, the Company has continued to implement a preservation strategy that will allow CAI to utilize its significant spectrum capacity for the delivery of video, voice and data services, or various combinations thereof, subject to regulatory approval, as necessary for one or more strategic partners. This preservation strategy includes the continued build-out of the transmission facilities in conformity with the FCC license perfection regulations, as well as the re-negotiation of spectrum leases when and as such leases mature.

      Although the Company believes that it will be possible to offer all three services in any given market once regulatory approval for fixed, flexible two-way use of the MMDS spectrum is obtained for such market, the allocation of channels among the various services is expected to be driven by the needs of a strategic partner, whose needs, presumably, will be driven by consumer demand for such services in the Company's markets. Not all services may be offered in all markets, and there can be no assurance that the Company will be able to locate one or more strategic partners interested in utilizing the Company's spectrum for such services. The Company's initial efforts with respect to the development of fixed, flexible two-way use of the MMDS spectrum have been limited primarily to its Boston and greater New York City markets and have been limited to the conduct of tests.

      For most of its channel rights, CAI is dependent upon leases of transmission capacity with various third-party license holders. ITFS licenses generally are granted for a term of ten years and are subject to renewal by the FCC. MDS licenses generally will expire on May 1, 2001 unless renewed. FCC licenses also specify construction deadlines which, if not met, could result in the loss of the license. Requests for additional time to construct a channel may be filed and are subject to review pursuant to FCC rules. Certain of CAI's ITFS and MMDS/MDS channel rights are subject to pending extension requests and it is anticipated that additional extensions will be required. There can be no assurance that the FCC will grant any particular extension request or license renewal request. CAI's channel leases typically cover four ITFS channels and/or one to four MMDS/MDS channels each. Under the rules of the FCC, the term of leases for ITFS channels, which generally constitute up to 20 of the 33 available wireless channels within any major MMDS market, may not exceed ten years. There is no such restriction on MMDS leases. Following the expiration of the initial term of a lease for ITFS channels, the leases under which CAI operates generally provide that the ITFS license holders may negotiate for the lease of channel capacity for one or more additional renewal terms with only CAI or its sublessor. In addition, if a renewal agreement is not reached within a specified time frame during which only CAI or its sublessor has the use of the channel capacity, CAI will thereafter typically have a right of first refusal to match any competing offers from one or more third parties. Because the ITFS license holders have generally received their FCC licenses within the last ten years, CAI and other similarly situated entities in the industry have had little or no experience negotiating renewals of ITFS channel lease agreements. CAI anticipates, however, that it will be able to negotiate additional renewals with either the incumbent license holder, or with successor license holders, although there is no assurance that it will be successful in doing so. The MMDS channel leases held by CAI generally grant CAI the right to renew the channel lease. All ITFS and MMDS channel leases are dependent upon the continued validity of the corresponding FCC license. CAI anticipates that upon the expiration of the current license terms, all such FCC licenses will be renewed following completion of the FCC review process, although there is no assurance that such renewal applications will be granted. The non-renewal or termination of a channel lease (due to a breach by CAI, or its lessor, cancellation of the license held by a third party lessor for failure to comply with the FCC's rules, including construction deadlines, or otherwise) or the failure to obtain an extension of time to construct an authorized station or renewal of the licenses for an authorized station, would result in CAI being unable to deliver programming on such channel(s), unless, in the latter instances, CAI were able to lease capacity from a third party successor license holder, if any. Such a termination or failure in a market that CAI actively serves could have a material adverse effect on CAI's operations.

      ANALOG-BASED SUBSCRIPTION VIDEO. CAI currently operates six analog-based subscription video systems in New York City, Rochester and Albany, NY; Philadelphia, PA; Washington, DC, and Norfolk/Virginia Beach, VA. In addition, CAI has a portfolio of wireless cable channel rights in eight additional markets, including Long Island, Buffalo and Syracuse, NY; Providence, RI; Hartford, CT; Boston, MA; Baltimore, MD, and Pittsburgh, PA. As of May 31, 1998, CAI provided analog subscription video services to approximately 50,000 subscribers. The Company's principal subscription video competitors in each of its markets are the hard-wire cable companies, and include Comcast Corp., Tele-Communications, Inc., Cox Cable Communications, Time Warner Cable and Cablevision Systems Corp.

      The table below outlines as of March 31, 1998 (except as indicated in the footnotes) the characteristics of the markets in which the Company has an operational subscription video system or in which the Company holds significant spectrum rights:

                                    TABLE I

Estimated         Number of            New
                                                  Total Service     Analog/Digital    Analog/Digital
                                    DMA               Area             Channels          Channels          Number of
    MARKET                          RANK(1)        HOUSEHOLDS(2)      AVAILABLE(3)      APPLIED FOR       SUBSCRIBERS(4)
    ------                          ----           ----------         ---------         -----------       -----------
New York City                        1              4,996,976          40                   0                6,100
Long Island(5)                      N/A             1,083,780          20                   8                    0
Philadelphia                         4              2,154,389          41                   2               30,900
Boston                               6              1,007,198          31                   2                    0
Washington, DC                       7              1,479,278          28                   0                  700
Pittsburgh                          19              1,011,310          32                   1                    0
Baltimore                           23              1,053,959          32                   1                    0
Hartford                            26                471,532          22                   0                    0
Buffalo                             39                501,314          33                   0                    0
Norfolk                             40                531,833          32                   1                1,900
Providence                          46                842,658          24                   9                  500
Albany                              52                320,742          32                   0                7,700
Syracuse                            69                278,630          22                   3                    0
Rochester                           73                401,575          27                   6                1,800
                                                   ----------                                               ------
SUB TOTAL                                          16,135,174                                               49,600
                                                                                                            ======
BTA MARKETS (SEE TABLE II BELOW)                    3,022,138
                                                   ----------
GRAND TOTAL                                        19,157,312
                                                   ==========

(1) DMA is the Designated Market Area as determined by A.C. Nielsen Company as of December 1995.

(2) The Estimated Total Service Area Households in the service area represents the approximate number of households within a 35 mile radius of the Company's Tower sites. These households may have been adjusted downward if any of the Company's markets overlapped with a newly acquired market (see Table II). This information is based on estimates of the Company obtained using two EDX Engineering software programs, MSITE{TM} and POP90{TM}. Both of these programs use 1990 Census data to compile their information. Some of these households will be "shadowed" and therefore unable to receive the Company's service due to LOS constraints. The percentage of Estimated Households in the Service Area that the Company estimates may be shadowed due to LOS constraints generally ranges from 10% to 60% depending upon the market. Certain of these LOS constraints may be overcome by the placement of beambenders and/or signal boosters or by properly designing a cellular network within a service area.

(3) The Number of Channels Available comprises wireless cable channels and local broadcast channels that can be received by subscribers. Wireless cable channels are either licensed to CAI or leased to CAI from other license holders. The Number of Channels Available includes 10 off-air channels in Philadelphia and 11 in New York City. The Number of Channels Available includes certain channels that are subject to FCC approvals or third party interference agreements. CAI has pending FCC applications concerning co-location of transmission sites and/or an increase in broadcast power with respect to 5 channels in Hartford, 8 channels in New York City, 17 channels in Providence, 3 channels in Buffalo, 15 channels in Norfolk, 5 channels in Boston and 6 channels in Long Island. The Number of Channels Available includes ITFS channels that may not be available for commercial programming by CAI. CAI also has rights, either through licenses or leases, to the following channels: (1) in Greensboro, NC, 1 available channel, 4 channels applied for; (2) in Memphis, TN, 8 available channels; and (3) in Winston-Salem, NC, 2 available channels.

(4) The Number of Subscribers represents the number of analog subscription video subscribers as of May 31, 1998.

(5) The Long Island market includes Nassau and Suffolk counties in New York
   State.





   The table below outlines as of March 31, 1998 the characteristics of the potential markets for which CAI was the successful bidder at the completion of the FCC Auction (defined below). See "-Regulation-Licensing Procedures below. The Estimated Service Area households in Table I above may have been adjusted if the 35-mile Protected Service Area ("PSA") overlapped with any of the markets identified below. To the extent there was overlap between two PSAs, the number of Estimated Total Service Area households in such overlapping area was divided equally between the two affected markets.

                                   TABLE II

Estimated          Number of              New
                                                  Total Service    Analog/Digital       Analog/Digital
                                   DMA               Area            Channels              Channels
    MARKET                         RANK            HOUSEHOLDS        AVAILABLE(1)         APPLIED FOR
    ------                         ----            ----------        ---------            -----------
Dover, DE                          N/A               155,360            3                    12
Hyannis, MA                        N/A               213,629            1                     0
Manchester, NH                     N/A               316,004            1                     0
Worcester, MA                      N/A               352,646            9                     0
New Haven, CT                      N/A               541,263            3                     6
New London, CT                     N/A                96,380            1                     0
Springfield, MA                    102               366,198            9                    20
Poughkeepsie, NY                   N/A               258,221            2                     4
Pittsfield, MA                     N/A               116,365            1                     0
Glens Falls, NY                    N/A               141,702            4                     9
Ithaca, NY                         N/A               183,496            1                     8
Utica, NY                          166               153,219            2                     4
Summit, NJ                         N/A               127,655            8                     0
                                                   ---------
TOTAL                                              3,022,138
                                                   =========

{(1)} The number of channels currently owned or leased by CAI.

      The Company has not actively sought to increase its video subscriber base in its existing analog operating systems. Originally, this decision was made in connection with the BR Agreement, which contemplated that CAI would be required to transfer all of its analog video subscribers to the appropriate BANX Affiliate at the time such BANX Affiliate became the provider of video programming in a particular market. CAI was not entitled to any compensation for subscribers so transferred, and there was no incentive for CAI to increase its subscriber base. With the suspension of the BR Agreement, the Company continues to explore the full capabilities of its MMDS spectrum, including uses for such spectrum other than subscription video delivery. Consequently, the Company has maintained its strategy of not pursuing television subscriber growth while it evaluates its business opportunities other than subscription video services. The policy of not pursuing subscriber growth has had a negative impact on the Company's revenues, which is only partially mitigated by the cost-savings associated with reduced marketing and other efforts ordinarily pursued in connection with increasing a subscriber base.

      In each of the principal analog-based subscription video markets served by CAI there is, and the Company believes there will continue to be, significant competition for households that are presently subscribers of a hard-wire cable service. Additionally, the Company has experienced loss of subscribers to hard-wire cable providers in markets where the Company's channel offering is significantly less, as a result of channel capacity limitations inherent in an analog-based MMDS operation, than the hard-wire cable providers, such as in the Company's New York City market.

      In addition to the markets set forth above, CAI owns 60% of CS Wireless, a joint venture formed on February 23, 1996 by the Company and Heartland Wireless Communications, Inc., an MMDS subscription video operator of small- and medium-sized markets ("Heartland"). Pursuant to the terms of a Participation Agreement dated December 12, 1995 (as amended, the "Participation Agreement") among the Company, Heartland and CS Wireless, each of CAI and Heartland contributed MMDS assets and channel rights or the stock of subsidiaries owning such assets and channel rights to CS Wireless. As a result of the contributions and transactions effected by CS Wireless following its formation, CS Wireless currently has 21 markets, encompassing approximately 7.7 million television households, approximately 6.4 million of which are LOS households. As of December 31, 1997, CS Wireless provided service to approximately 67,125 subscribers.



      DIGITAL SUBSCRIPTION VIDEO. The Company has committed significant funds and substantial engineering and regulatory efforts to the build-out of its digital MMDS system in Boston, Massachusetts. Initially, construction of the Boston system was undertaken in fulfillment of the Company's obligations under the BR Agreement with the BANX Affiliates for the provision of subscription video services by BANX using CAI's MMDS spectrum. When BANX abandoned its digital video plans, CAI continued to construct the Boston system. In its continuation of the construction, however, the Company has sought to build into the system the flexibility it believes necessary to offer one-way, high-speed data services, as well as two-way MMDS services, such as two-way data and telephony services. The Company's Boston system is currently testing digital video, voice and data transmission services, which have been demonstrated to certain third parties that have expressed an interest in the Company's technical capabilities.

      In connection with the build-out of the digital system in Boston, the Company has converted nearly 100% of the ITFS receive sites in Boston enabling the receive sites to receive CAI's digital MMDS signal, as transmitted from its digital head-end and several repeater sites located in the Boston metropolitan area.

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

      The Company originally indicated that it would launch a digital subscription video product in Boston during the second half of 1997. The video launch was not only viewed by the Company as important as a means of attracting a strategic partner, but also was required to meet certain covenants imposed by the F/C Credit Facility prior to its early termination in November 1997. The covenants imposed upon the Company in connection with the issuance of the Secured Notes do not include a digital video requirement in Boston or any other CAI market. The launch of a commercial digital subscription video product in Boston has been delayed due to three principal factors: unexpected delays associated with equipment, including customer premises equipment of sufficient quality to support a commercial launch of a digital subscription video product; the Company's limited financial resources, and the absence of a strategic partner willing to utilize the digital MMDS system to the fullest capacity.

      The Company, in conjunction with its primary vendors, has made significant progress in improving the quality of the digital video product being tested in Boston. The customer premises and other equipment has been reconfigured in some instances in an effort to eliminate many of the technical flaws that were associated with the early versions of this equipment. At this time, however, the Company has no definitive plans to launch a full-scale commercial digital subscription video service in its Boston market, and is instead contemplating limited roll-out of a digital subscription video product once all of the technical flaws experienced by the Company with the equipment have been eliminated to the Company's satisfaction. The Company is fully committed to ensuring that its ITFS licenseholders in Boston can serve their respective receive sites with such licenseholders' digital video programming, a project that the Company believes is substantially completed in Boston. The Company believes, however, that its best position in connection with discussions it is having or contemplates having with potential strategic partners, and in light of its limited financial resources, is to delay the full-scale launch of a commercial video service for the immediate future. CAI has substantially completed construction of a second digital system in Hampton Roads, VA. The Company does not yet have a definitive timetable for the commercial deployment of digital subscription video service in this market; however, if and when CAI decides to launch a digital subscription television service in Hampton Roads or any other of CAI's markets, availability of necessary subscriber equipment must be secured in connection with any such service launch.

      ONE-WAY, HIGH-SPEED INTERNET ACCESS. The Company believes that MMDS technology presents a viable option to traditional telephony providers as a "pipeline" through which Internet and commercial on-line services can be carried, especially for small- to medium -sized businesses seeking a cost-effective means of accessing such on-line services. To date, except for limited circumstances in which two-way use is authorized, the FCC has licensed the MMDS spectrum for one-way video and data transmission. CAI further believes that the MMDS industry's systems, which can currently reach more than 50% of the nation's households, are superior to traditional telephone lines in terms of speed. An MMDS system can transmit data at speeds of up to 27 Mbps. Several MMDS operators, including CAI, have successfully tested one-way Internet access capabilities over their existing systems, using a traditional telephone line for the typically less data-intensive return path. During the Fall of 1997, CAI conducted commercial trials of its one-way Internet access service in its New York, Rochester, NY and Boston markets. This service transmitted data at speeds of up to 27 Mbps downstream and utilized a telephony return path. Approximately 200 recipients participated in the trials.

      In connection with the development of CAI's Internet strategy, the Company engaged a national Internet consulting firm, Maloff Group International ("MGI"), and appointed MGI's principal, Joel Maloff, as CAI's acting Senior Vice President and General Manager of Internet Services. In consultation with MGI, CAI developed a wholesale Internet access strategy. This strategy includes the Company providing retransmission services to Internet Service Providers ("ISPs") on a market-by-market basis. Pursuant to CAI's standard form of retransmission agreement, an ISP can purchase MMDS spectrum capacity from CAI in 1.544 Mbps bandwidth segments (each a "T1 Equivalent") for a fixed monthly rate. The ISP can serve as many subscribers from the T1 Equivalent as it chooses, however, CAI recommends serving not more than 300 subscribers per T1 Equivalent to fully maximize download transmission speeds. The ISP maintains the subscriber relationship, although in most instances, CAI provides the installation services to the ISP for a fee. CAI has currently contracted with four ISPs, which provide Internet access services in Rochester, New York City and Boston.

      Internet access service is a new application for the MMDS platform. Although the Company has previously demonstrated the technology and equipment necessary to transmit data over its MMDS spectrum on several occasions and in various markets, there can be no assurance that the Company will be able to successfully deploy, in a commercial manner, an Internet access service over its MMDS spectrum in Rochester, New York City, Boston or any other market in which it may seek to initiate such a service.

      TWO-WAY, FIXED FLEXIBLE USE OF MMDS SPECTRUM. The Company believes that two-way, fixed flexible use of the MMDS spectrum offers a significantly enhanced service capability and would present new opportunities for CAI and other MMDS operators. On October 10, 1997, the FCC issued a Notice of Proposed Rulemaking ("NPRM") with respect to two-way, fixed wireless transmissions for MMDS/MDS and ITFS licensees. The Company believes that the FCC has acknowledged that two-way use of MMDS spectrum is permitted, and that the focus of the NPRM is on the technical and engineering parameters that must be met in order for MMDS operators to use their spectrum in a coordinated two-way environment. Comments on the NPRM were due at the FCC by January 8, 1998 and reply comments were submitted by February 9, 1998.

      The NPRM is consistent with CAI's strategy of expanding the use of MMDS spectrum beyond analog video services to a full complement of telecommunications services including two-way data transmission and telephony services. CAI believes that the proposed rules, if adopted, would streamline the process by which CAI could apply for two-way authority for its MMDS spectrum and increase its opportunities to implement this strategy, and in turn help CAI to meet the current and perceived future competition and, in relation to obtaining a new strategic partner, show the flexibility and increased value of the Company's MMDS spectrum.

      Prior to and during the pendency of the NPRM process, CAI has received from the FCC authorizations permitting it to develop two-way, fixed flexible uses of its MMDS spectrum in specified CAI markets for specific customer locations. The Company has applied for, and received from the FCC, a permanent authorization for fixed, flexible two-way use of five of its MMDS/MDS channels for 16 customer sites located in and around CAI's Boston market. This authority represented the first of its kind awarded to an MMDS operator. In response to another application, CAI received FCC authorization to use 10 MHz of MMDS spectrum for two-way transmissions to and from customer locations located throughout the greater Boston metropolitan area. The applications contemplated that the customer locations would be served by seven strategically located hub sites, three of which were previously authorized, and four of which need further FCC authorization, that would transmit and collect information to and from the customer locations. CAI is actively seeking strategic partners interested in developing two-way, fixed flexible uses for its MMDS spectrum in Boston, and potentially, other CAI markets.

      There can be no assurance that the authorized customer locations permitted under the above-described authorizations will enable CAI to successfully develop fixed, flexible uses of its MMDS spectrum in Boston in a commercial manner and, therefore, CAI will need to apply for authorization in Boston for additional channels and/or additional customer locations. Such applications have not been made as of the date hereof. If the proposed rules contemplated by the NPRM are adopted by the FCC, the Company will not have to file such applications for specific customer locations. There can be no assurance, however, if such applications are made, that CAI would receive authorization from the FCC for additional channels and/or additional customer locations in the Boston market.

      The Company also believes that two-way, fixed flexible use of its MMDS spectrum should include telephony delivery services. The Company believes that the combination of digital compression, fiber loop and cellular technologies can be integrated into the MMDS network architecture, resulting in a single wireless platform capable of delivering a wide range of services, including telephony delivery services. Adaptation of newly available, but as of yet commercially untested, technologies has been explored by the Company, with the intention of assessing Broadband MMDS spectrum's ability to simultaneously provide a combination of video, voice and data delivery services. See "-Wireless Broadband Network" below. CAI believes that an MMDS system having one main transmitter and multiple booster sites can be designed using standard cellular network design principles to produce a relatively low-cost telephony delivery platform. The Company has commenced preliminary testing and has taken initial steps in furtherance of developing a telephony application for its MMDS spectrum. Although the Company believes that an MMDS system can be designed to provide telephony delivery services, there can be no assurance that such a system could be designed, or that the Company would be capable of designing and constructing such a system. Furthermore, in the event that such a system could be designed, there can be no assurance that the Company would receive the requisite regulatory approvals to offer a telephony delivery service, that the Company would have the financial resources, alone or in conjunction with a strategic partner, necessary to design and construct a telephony delivery service in one or more of its markets, or that such service, if it was designed and constructed by the Company in one or more markets, could be successfully deployed in a commercially successful manner.

      WIRELESS BROADBAND NETWORK. Subject to receipt of regulatory approval for fixed, flexible use of its MMDS spectrum and successful testing, the successful deployment of digital video, one- and two-way data transmission and telephony delivery services utilizing the MMDS platform and sufficient capital resources, the Company intends to launch a wireless broadband network (the "WBN"). The Company believes that this network would be able to provide quick and relatively inexpensive household coverage on a broad scale. CAI believes that the concept of a WBN will enhance the Company's ability to attract one or more strategic partners by giving such partners the ability to provide competitive access products over CAI's MMDS spectrum. The Company also believes that its network design will be capable of providing a combination of analog and/or digital video services for residential, as well as for corporate and institutional/instructional subscribers, bundled with high speed Internet and intranet access services, and ultimately, telephony delivery services. The Company expects to be able to alter the channel allocation among the various services depending on the needs of a strategic partner and consumer demand, thereby increasing the potential to derive multiple revenue streams from each system.

      The Company has not yet implemented a WBN system in any of its markets. CAI believes that the various regulatory approvals it has received and the joint development projects with which it is involved will enable CAI to assess the viability of the broadband, large-scale system in any of its markets. The Company has not, however, tested a broadband system in any of its markets. There are a number of risk factors, including, without limitation, receipt of all requisite regulatory approvals, technology development and the availability of additional financing, that will affect the implementation of a broadband system in any of the Company's markets, some of which are outside the control of the Company. There can be no assurance that the Company will be able to develop a broadband system in any of its markets, or that if a WBN system is developed, that the Company will be able to deploy a variety of services in a commercially reasonable manner, if at all.

      MMDS subscription video is not a new technology; however, it is a new industry with a relatively short operating history. Fixed, flexible two-way uses of the MMDS spectrum have relatively no operating history. There are difficulties and uncertainties normally associated with new industries, such as lack of consumer acceptance, difficulty in obtaining financing, increasing competition, advances in technology and changes in laws and regulations. There can be no assurance that the MMDS industry will develop or continue as a viable or profitable industry.

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

      The FCC has determined that wireless cable systems are not "cable systems" for purposes of the Communications Act. Accordingly, a wireless cable system does not require a local franchise and is subject to fewer local regulations than a hard-wire cable system. Moreover, all transmission and reception equipment for a wireless cable system can be located on private property; hence, there is no need to make use of utility poles or dedicated easements or other public rights of way. Although wireless cable operators typically have to lease from third parties the right to use a certain portion of the channels utilized in any given system, unlike hard-wire cable operators they do not have to apply for and be awarded a local franchise, or pay local franchise fees. Recently, legislation has been introduced in some states, including Illinois, Maryland, Pennsylvania and Virginia, to authorize state and local authorities to impose on all video program distributors (including wireless cable operators) a tax on the distributors' gross receipts comparable to the franchise fees cable operators pay. Similar legislation might be introduced in several other states. While the proposals vary among states, the bills all would require, if passed, as much as 5.0% of gross receipts to be paid by wireless distributors to local authorities. Efforts are underway by the industry trade association to pre-empt such state taxes through federal legislation. In addition, the industry is opposing the state bills as they are introduced, and, in Virginia and Maryland, it has succeeded in either blocking the legislation or being exempted from the video tax that was eventually enacted into law. However, it is not possible to predict whether new state laws will be enacted which impose new taxes on wireless cable operators.

      The FCC licenses and regulates the use of channels by license holders and system operators. In the 50 largest markets, 33 6-MHz channels are available for wireless cable delivery services (in addition to any local broadcast television channels that can be offered to subscribers via an off-air antenna). In each geographic service area of all other markets, 32 6-MHz channels are available for wireless cable (in addition to any local broadcast television channels that can be offered to subscribers via an off-air antenna). Except in limited circumstances, 20 wireless cable channels in each of these geographic service areas are generally licensed only to qualified non-profit educational organizations (commonly referred to as ITFS channels). In general, each of these channels must be used a minimum of 20 hours per week per channel for instructional programming. The remaining "excess air time" on an ITFS channel may be leased to wireless cable operators for commercial use, without further restrictions (other than the right of the ITFS license holder, at its option, to recapture up to an additional 20 hours of air time per week for educational programming). Lessees of ITFS "excess air time," including the Company, generally have the right to transmit to their customers the educational programming provided by the lessor at no incremental cost. The FCC's rules permit ITFS license holders to consolidate their educational programming on one or more of their ITFS channels, thereby providing wireless cable operators leasing such channels, including the Company, greater flexibility in their use of ITFS channels. The remaining 13 analog channels available in most of the Company's operating and targeted markets are made available by the FCC for full-time usage without programming restrictions.

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

      During the year ended March 31, 1996, CAI participated in the FCC's MMDS Spectrum auction (the "FCC Auction") for awarding available commercial wireless spectrum in 493 markets (the "Auction Markets") throughout the United States, identified as Basic Trading Areas( in accordance with material copyrighted by Rand McNally & Company. The winner of an Auction Market has the right to apply for the available MDS frequencies throughout the Auction Market, consistent with certain specified interference criteria that protect existing ITFS and MMDS channels. Existing ITFS and MMDS channel right holders also must protect the Auction Market winner's spectrum from power increases, tower relocations and other changes to their stations. CAI was the successful bidder for 32 Auction Markets costing CAI a total of $48.8 million. Pursuant to an agreement with CS Wireless, CAI has transferred five Auction Markets located in CS Wireless' operating regions and for which CAI was the successful bidder, costing an aggregate of $12.6 million, to CS Wireless at cost, and will transfer two additional Auction Markets located in CS Wireless' operating regions and for which CAI was the successful bidder upon the granting of such Auction Market awards by the FCC. For each of the Auction Markets in which CAI was the successful bidder, CAI was required to submit the requisite FCC applications and make a down-payment (20% of such successful bid offset by amounts previously paid) within five business days of the announcement by public notice of the successful bid. When the authorization for an Auction Market is ready to be issued by the FCC, the FCC will release a public notice to that effect. Within 5 business days of such public notice, the successful bidder is required to remit the balance of its bid to the FCC, whereupon the Auction Market authorization will be issued by the FCC. As of March 31, 1998, authorizations for all but two Auction Markets for which CAI was the successful bidder (excluding those markets that are required to be conveyed at cost to CS Wireless) have been issued by the FCC and paid for by CAI. Authorizations for the remaining two Auction Markets are expected to be issued during the fiscal year ending March 31, 1999, and payment, in the aggregate amount of $1.1 million for such remaining Auction Markets, will be due upon such issuance.

      In February 1995, the FCC amended its rules and established "windows" for the filing of new ITFS applications or major modifications to authorized ITFS facilities. The first filing "window" was October 16-20, 1995. The Company supported a number of new ITFS and major modification applications. Where two or more ITFS applicants file applications for the same channels and the proposed facilities could not be operated without impermissible interference, the FCC employs a set of comparative criteria to select from among the competing applicants. More recently, the FCC commenced a rule-making proceeding that contemplates conducting auctions where two or more ITFS applicants file competing applications. That rulemaking proceeding remains pending, and it is uncertain whether the FCC will adopt a series of auctions, or continue the existing comparative selection process. If the FCC adopts the auctions, there can be no assurance that the Company and/or its ITFS lessors will be the successful bidders for new ITFS facilities, or for major modifications of facilities. Construction of ITFS stations generally must be completed within 18 months of the date of grant of the authorization.

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

      INTERFERENCE ISSUES. Interference from other wireless cable systems can limit the ability of a wireless cable system to serve any particular point. In licensing ITFS and MDS systems, a primary concern of the FCC is avoiding situations where proposed stations are predicted to cause interference with the reception of previously proposed stations. Pursuant to FCC rules, a wireless cable system is generally protected from interference within a radius of 35 miles of the transmission site. In addition, modification applications submitted after the FCC Auction will be required to protect FCC Auction winners from interference. The FCC's interference protection standards may make one or more of these proposed modifications or new grants unavailable. In such event, it may be necessary to negotiate interference agreements with the licensees of the systems which would otherwise block such modifications or grants. There can be no assurance that the Company will be able to negotiate all necessary interference agreements that are on terms acceptable to the Company. In the event the Company cannot obtain interference agreements required to implement the Company's plans for a market, the Company may have to curtail or modify operations in that market, including reducing available capacity, utilize a less optimal tower location, or reduce the height or power of the transmission facility, any of which could have a material adverse effect on the growth of the Company in that market. In addition, while the Company's leases with ITFS and MDS licensees require their cooperation, it is possible that one or more of the Company's channel lessors may hinder or delay the Company's efforts to use the channels in accordance with the Company's plans for the particular market.

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

      THE 1996 ACT. The 1996 Act, enacted in February 1996, could have a material impact on the MMDS industry and the competitive environment in which the Company operates. The 1996 Act has continued to result in comprehensive changes to the regulatory environment for the telecommunications industry as a whole. The legislation, among other things, substantially reduced regulatory authority over cable rates. Another provision of the 1996 Act afforded hard-wire cable operators greater flexibility to offer lower rates to certain of its subscribers, thereby permitting cable operators to offer discounts on hard-wire cable service to the Company's subscribers or prospective subscribers. The legislation permits telephone companies to enter the video distribution business, subject to certain conditions. The entry of telephone companies into the video distribution business, with greater access to capital and other resources, could provide significant competition to the companies in the MMDS industry, including the Company. In addition, the legislation afforded relief to direct broadcast satellite providers by exempting such providers from local restrictions on reception antennas and preempting the authority of local governments to impose certain taxes. The Company cannot predict the substance of future rules and policies to be adopted by the FCC in implementing the provisions of the legislation.

      COPYRIGHT. Under the federal copyright laws, permission from the copyright holder generally must be secured before a video program may be retransmitted. Under Section 111 of the Copyright Act, certain "cable systems" are entitled to engage in the secondary transmission of programming without the prior permission of the holders of copyrights in the programming. In order to do so, a cable system must secure a compulsory copyright license. Such a license may be obtained upon the filing of certain reports with and the payment of certain fees to the U.S. Copyright Office. In 1994, Congress enacted the Satellite Home Viewers Act of 1994 which enables operators of wireless cable television systems to rely on the cable compulsory license under Section 111 of the Copyright Act. For the year ended March 31, 1998, the Company paid approximately $180,000 in copyright fees.

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

      Certain states have legislated that each resident of a MDU should not be denied access to programming provided by franchised cable systems, notwithstanding the fact that the MDU entered into an exclusive agreement with a non-franchised video program distributor. States with such "mandatory access" laws where CAI provides MMDS service include Connecticut, Delaware, District of Columbia, New Jersey, New York, Pennsylvania and Rhode Island. In several district courts, mandatory access laws have been held unconstitutional. Such laws could increase the competition for subscribers in MDUs. There may also be restrictions imposed by local authorities. There can be no assurance that the Company will not be required to incur additional costs in complying with such regulations or restrictions.

      Due to the regulated nature of the subscription television industry, the Company's growth and operations may be adversely impacted by the adoption of new, or changes to existing, laws or regulations or the interpretations thereof.

COMPETITION

      The subscription television industry is highly competitive. CAI's principal subscription video competitors in each market are traditional hard-wire cable, direct broadcast satellite ("DBS") and private cable operators. Hard-wire cable companies generally are well established and known to potential customers and have significantly greater financial and other resources than CAI. Premium movie services offered by the cable television systems have encountered significant competition from the home video cassette recorder industry. In areas where several local off-air VHF/UHF broadcast channels can be received without the benefit of subscription television, cable television systems also have faced competition from the availability of broadcast signals generally and have found market penetration to be more difficult. Legislative, regulatory and technological developments may result in additional and significant competition, including competition from local telephone companies. A more detailed discussion follows:

      HARD-WIRE CABLE. CAI's principal subscription video competitors in each market are traditional hard-wire cable operators. Hard-wire cable companies are generally well established and known to potential customers and have significantly greater financial and other resources than CAI. The hard-wire cable companies competing in CAI's markets generally offer significantly increased channel line-ups to their subscribers, compared to between 22 to 43 channels (consisting of between 17 and 33 wireless cable channels and between 5 and 10 local off-air VHF/UHF broadcast channels) generally offered by CAI in its markets. According to a report issued by the FCC in September 1995, of the approximately 96 million total television households nationwide, approximately 85 million are passed by hard-wire cable systems, and of those homes that are passed by cable, approximately 62 million are hard-wire cable subscribers.

      DIRECT-TO-HOME ("DTH"). DTH satellite television services originally were available via satellite receivers which generally were 7-to-12 foot dishes mounted in the yards of homes to receive television signals from orbiting satellites. Until the implementation of encryption, these dishes enabled reception of any and all signals without payment of fees. Having to purchase decoders and pay for programming has reduced their popularity, although CAI will to some degree compete with these systems in marketing its services. Another form of DTH service is DBS. DBS involves the transmission of an encoded signal direct from a satellite to the customer's home. Because the signal is at a higher power level and frequency than most satellite-transmitted signals, its reception can be accomplished with a relatively small (18-inch) dish mounted on a rooftop or in the yard. DBS, for technical and legal reasons, cannot generally provide local VHF/UHF broadcast channels as part of its service, although many DBS subscribers receive such channels via standard over-the air receive antennas. Moreover, DBS may provide subscribers with access to broadcast network distant signals only when such subscribers reside in areas unserved by any broadcast station. The cost to a DBS subscriber for equipment and service is generally substantially higher than the cost to wireless cable subscribers. According to DBS Digest, there are approximately
8.5 million subscribers using DBS services.

      PRIVATE CABLE. Private cable is a multi-channel subscription video service where the programming is received by satellite receiver and then transmitted via coaxial cable throughout private property, often MDUs, without crossing public rights of way. Private cable operates under an agreement with a private landowner to service a specific MDU, commercial establishment or hotel. The FCC amended its rules to provide point-to-point delivery of video programming by private cable operators and other video delivery systems in the 18 GHz band. Private cable operators compete with CAI for exclusive rights of entry into larger MDUs.

      TELEPHONE COMPANIES. The 1996 Act removed many of the restrictions on the ability of local exchange carriers ("LECs"), including Regional Bell Operating companies ("RBOCs"), to provide video programming directly to subscribers in their respective telephone service areas. Thus, while there remains a prohibition against an LEC acquiring a hard-wire cable operator within its telephone service area, LECs can build their own hard-wire cable systems. In addition to having the opportunity to install traditional hard-wire cable, LECs also have the option of installing high capacity fiber optic facilities. CAI believes that it will continue to maintain a cost advantage over installing hard-wire, fiber optic or open video distribution platforms due to the high capital expenditures associated with such technologies. Bell South Corporation has acquired wireless cable channel rights in Atlanta, GA, New Orleans, LA, and Miami, FL and begun to offer services in New Orleans and Atlanta. Pacific Telesis Group launched a 150 channel digital video system in Los Angeles, CA. The competitive effect of the entry of telephone companies into the subscription video business, including wireless cable, is still uncertain.

      LOCAL OFF-AIR VHF/UHF BROADCASTS. Local off-air VHF/UHF broadcast television stations (such as ABC, NBC, CBS and Fox) provide free programming to the public. Previously, subscription video operators could retransmit these broadcast signals without permission. However, effective October 6, 1993, pursuant to the 1992 Cable Act, local broadcasters may require that subscription video operators obtain their consent before retransmitting local television broadcasts. The Company has obtained such consents for its operating systems. The Company will be required to obtain such consents in certain of its markets to re-broadcast any such channels. The Company believes that it will be able to obtain such consents, but no assurance can be given that it will be able to obtain all such consents. The FCC also has recently permitted broadcast networks to acquire, subject to certain restriction, ownership interests in hard-wire cable systems. In some areas, several low power television ("LPTV") stations authorized by the FCC are used to provide multi-channel subscription television service to the public. LPTV transmits on conventional VHF/UHF broadcast channels, but is restricted to very low power levels, which limits the area where a high-quality signal can be received.

      LOCAL MULTI-POINT DISTRIBUTION SERVICE ("LMDS"). In 1993, the FCC initially proposed to redesignate the 28 GHz band to create a new video programming delivery service referred to as LMDS. In July 1995, the FCC proposed to award licenses in each of 493 BTAs pursuant to auctions. Final rules were issued by the FCC, and the auction for LMDS spectrum was conducted in February 1998. Bidders bid on an A-block license, consisting of 1,150 MHz of spectrum, and a B-block license, consisting of 150 MHz of spectrum, in each BTA<copyright>. A total of 864 licenses were sold to 104 bidders for bids totaling $578.6 million. 122 licenses were not sold, including 109 A-block licenses. The FCC intends to re-auction the unsold licenses at an undetermined date. The LMDS licensees will share the 28 GHz frequency band with the Mobile Satellite Service and the 31 GHz band with state and local governments. The FCC contemplates allowing the LMDS licensees to use the spectrum for a variety of services, including telephony, interactive video, video distribution, data transmission, teleconferencing, and other application. Depending on the type and number of services offered, the cost of the customer-premises equipment could range from $300 (for a video receive antenna) to $1,000 (for telephony, video, and data capabilities).

      In addition, within each market, CAI initially must compete with others to acquire, from the limited number of MMDS channels issued or issuable, rights to a minimum number of MMDS channels needed to establish a commercially viable system. Digital capability is essential for MMDS to compete with hard-wire cable, which in its current analog state offers between 36 to 90 channel offerings depending on a given market. With the deployment of digital, hard-wire cable is expected to offer over 150 channels. CAI has lost video subscribers to hard-wire cable competitors in each of its markets due to the channel capacity limitations inherent in an analog-based MMDS operation. In addition, within each market, CAI initially must compete with others to acquire, from the limited number of MMDS channels issued or issuable, rights to a minimum number of MMDS channels needed to establish a commercially viable system. Aggressive price competition or the passing of a substantial number of presently unpassed households by any existing or new subscription video service could have a material adverse effect on CAI's results of operations and financial condition.

      New and advanced technologies for the subscription video industry, such as digital compression, fiber optic networks, DBS transmission, video dialtone and LMDS, are in various stages of development or commercial deployment. These technologies are being developed and supported by entities, such as hard-wire cable companies and regional telephone companies, that have significantly greater financial and other resources than CAI. These new technologies could have a material adverse effect on the demand for MMDS subscription video services. There can be no assurance that CAI will be able to compete successfully with existing competitors or new entrants in the market for subscription video services.

      The Company will also face intense competition from other providers of data and telephony transmission services if the Company implements, on a commercial basis, such services. Such competition is increased due to the fact that MMDS spectrum has not traditionally been utilized to deliver such alternative services, and consumer acceptance of such services delivered via MMDS technology is unknown at this time. Many of the existing providers of data transmission and telephony services, such as long distance and regional telephone companies have significantly greater financial and other resources than the Company. In addition, recent transactions involving DBS providers, software companies and media conglomerates will impact the competitive nature of the video, voice and data markets, including an increased difficulty for wireless cable providers to obtain access to attractive video programming.

      There can be no assurance that there will be consumer demand for alternative uses of the MMDS spectrum such as data transmission, including Internet access services, and telephony delivery services, that the Company will be able to compete successfully against other providers of such services or that the Company will be able to achieve profitability from such services in future years.

BACKGROUND

      GENERAL. The Company was formed in 1991 to invest in and operate MMDS subscription video systems. Through a series of acquisitions culminating in the September 29, 1995 acquisition of ACS Enterprises, Inc., an MMDS operator based in Philadelphia, Pennsylvania with operating systems in Philadelphia, Cleveland, Ohio and Bakersfield, California, and Eastern Cable Networks of Washington, Inc. ("ECNW") that operated the Washington, D.C. MMDS system, the Company has grown to become the largest MMDS operator in the United States in terms of both television and LOS households. The Company enhanced its spectrum capacity during 1996 by being the top bidder in the FCC Auction with bids totaling $36.2 million for the Auction Markets for its existing markets as well as for new contiguous markets.

      The Company completed its initial public offering in February 1994, and issued $275 million aggregate principal amount of its 12 1/4 % Senior Notes due 2002 (the "Senior Notes") in September 1995. As of March 31, 1998, the Company had 40,543,039 shares of CAI Common Stock, issued and outstanding.

      BANX TRANSACTIONS. In addition to the consummation of several acquisitions and the offering of CAI's Senior Notes, the Company also completed a series of transactions with affiliates of Bell Atlantic and NYNEX in
September 1995. In March 1995, CAI entered into strategic business relationships with the BANX Affiliate and the BANX Partnership. This relationship consisted of (i) the signing of the BR Agreement with the BANX Affiliates, (ii) the purchase by the BANX Partnership of $30 million of convertible Term Notes due May 9, 2005 ("BANX Term Notes") and Warrants (the "BANX Warrants") to purchase convertible preferred stock, no par value (the "Voting Preferred Stock"), and (iii) the purchase by the BANX Partnership of $70 million of 14% Senior Convertible Preferred Stock, par value $10,000 per share ("Senior Preferred Stock"; and together with the BANX Term Notes and BANX Warrants, the "BANX Securities"). Upon issuance of the BANX Securities in September 1995, the full conversion or exercise of the BANX Securities would have resulted in the BANX Partnership having to make an additional investment, at that time, in CAI of approximately $202 million (subject to adjustment in accordance with the terms of the Modification Agreement (as defined below)), and its pro forma ownership interest in CAI increasing to approximately 45%.

      Pursuant to the BR Agreement, which was intended to allow CAI to realize revenue in certain of its markets without incurring substantial capital expenditures required for subscriber equipment and installation as well as eliminate most operating costs, other than channel license fees and distribution system expenses, CAI granted to each BANX Affiliate the ability, on a market by market basis, to elect to become the marketer and provider of subscription video services using CAI's MMDS transmission systems in each market in their respective service areas in exchange for monthly service revenues based on the number of serviceable households and subscribers in each market so optioned by a BANX Affiliate. In connection with the Company's obligations under the BR Agreement, CAI substantially completed the construction of digital video delivery systems in Boston, MA and Hampton Roads, VA. Through December 12, 1996, however, neither BANX Affiliate had exercised their respective options under the BR Agreement in these or any other markets contemplated by the BR Agreement.

      On December 12, 1996, the Company and the various BANX entities reached an agreement (the "Modification Agreement") modifying certain terms of the BR Agreement and providing CAI or its designee with the right to acquire the BANX Securities. In connection with the Modification Agreement, the average per share exercise/conversion price of the BANX Securities was reduced from $8.19 to $5.31, on full conversion and exercise. This reduction would result in the BANX Partnership having to make an additional investment in CAI of approximately $95.0 million to acquire an approximately 45% ownership interest in CAI. The Modification Agreement was subsequently amended on April 29, 1997, pursuant to Amendment No.1 to the Modification Agreement ( the "Amendment").

      The Amendment represented the renegotiation of an option granted to CAI to repurchase the $100 million face amount of BANX securities held by the BANX Partnership. The repurchase consideration contemplated by the Amendment was $40 million in cash and 100,000 shares of convertible junior preferred stock, having a liquidation preference of $30 million in the aggregate. The repurchase option was exercisable through February 28, 1998.

      As part of the Amendment, the BANX Affiliates also immediately released CAI from its obligation under the BR Agreement to make CAI's wireless MMDS spectrum available to the BANX Affiliates at a future date in Boston, MA, Pittsburgh, PA and Albany, Syracuse and Buffalo, NY. Upon a repurchase of the CAI securities, as contemplated by the Amendment, the BR Agreement was to have lapsed in its entirety, releasing a similar obligation in CAI's other markets.

      In connection with the execution of the Amendment, the BANX Partnership also suspended or released CAI from a number of covenant restrictions and governance rights and provided CAI with a blanket proxy on the approximately 10% interest in CS Wireless held by BANX entities. If the repurchase were consummated in accordance with the terms of the Amendment, the CS Wireless shares would have been returned to CAI without additional consideration. The parties also exchanged mutual releases and reached an agreement to share certain patent and intellectual property rights related to their digital wireless venture.

      On February 17, 1998, the Company consummated a series of transactions, including the purchase by the Company of the remaining interest of BANX under the BR Agreement and the acquisition of BANX's approximately 9.9% equity interest in CS Wireless. Under the terms of the Termination and Purchase Agreement (the "Termination Agreement"), the Company issued $7 million aggregate principal amount of its Secured Notes to BANX in consideration of the termination of the BR Agreement, Modification Agreement and Modification Agreement Amendment, and the transfer of 1,000,000 shares of CS Wireless common stock held by BANX. The parties exchanged general releases in connection with the transaction.

      Simultaneously with the closing of the Termination Agreement, the Company and MLGAF amended the Note Purchase Agreement to increase the aggregate amount of Secured Notes issued and outstanding thereunder by an additional $18 million to $45 million, which amount includes $25 million of Secured Notes issued and sold to MLGAF on November 25, 1997, a $2 million Secured Note issued and sold to MLGAF on January 26, 1998, $7 million of Secured Notes issued by the Company to BANX in connection with the Termination Agreement and an additional $11 million Secured Note issued by the Company and sold to MLGAF on February 17, 1998. The proceeds of the additional Secured Note are being used for working capital and to meet certain other obligations of the Company. All of the Secured Notes mature on June 30, 1998.

      As part of these transactions, MLGAF advised CAI that it had completed the purchase from BANX of all of the BANX Securities representing BANX's initial $100 million investment in CAI in 1995, as well as the Secured Notes issued by CAI to BANX in connection with the Termination Agreement.

      CAI and MLGAF also entered into an agreement in principle on February 17, 1998, pursuant to which MLGAF agreed to exchange all of the BANX Securities, together with accrued but unpaid interest and dividends thereon, for a $30 million 12% subordinated note due 2003, which agreement in principal was consummated on March 3, 1998. Prior to the consummation of the exchange, MLGAF waived all conversion features contained in the BANX Securities.

      INVESTMENT IN CS WIRELESS. Pursuant to the terms of a Participation Agreement dated December 12, 1995 between CAI, CS Wireless and Heartland, CAI and Heartland agreed to contribute to CS Wireless certain wireless cable assets, including related operating liabilities, or the stock of subsidiaries owning wireless cable assets for systems located principally in the Midwestern and Southwestern regions of the country. The combination of these assets into CS Wireless resulted in a company with approximately 7.7 million Estimated Total Service Area households and 56,500 subscribers, as of March 31, 1996, making it one of the largest wireless cable companies in the United States in terms of subscribers and Estimated Total Service Area households.

      The transaction closed on February 23, 1996 (the "CS Closing"). Immediately following the CS Closing, and after giving effect to the issuance of equity by CS Wireless in connection with the Unit Offering (defined below) and true-up adjustments contemplated by the Participation Agreement, CAI owned approximately 52% of the equity in CS Wireless, Heartland owned approximately 37% of the equity in CS Wireless, and affiliates of Bell Atlantic and NYNEX owned approximately 10% of the equity in CS Wireless. The remaining 1% equity interest was sold to purchasers of an aggregate of 100,000 units ("the "Unit Offering"), each unit consisting of four $1,000 principal amount at maturity of 11-3/8% Senior Discount Notes due 2006 and 1.1 shares of common stock of CS Wireless in a private placement closing contemporaneously with the CS Closing. The notes will accrete in value for five years and cash interest will be paid beginning 2001. The gross proceeds to CS Wireless were approximately $230.0 million. The net proceeds of the Unit Offering were used in part to make the cash payment to Heartland at the CS Closing, as required under the Participation Agreement, and the remaining net proceeds will be used by CS Wireless for capital expenditures to build-out its systems and to add subscribers, for certain formation costs, working capital, and general corporate purposes.

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

      As part of the series of transactions consummated by the Company and BANX during the fourth quarter, CAI received BANX's approximately 10% interest in CS Wireless, thereby increasing CAI's ownership interest in CS Wireless to 60%.

      Pursuant to the terms of the Participation Agreement each of the Company and Heartland, as the case may be, is subject to a true-up adjustment, calculated in accordance with the provisions of the Participation Agreement, in the event that the number of channels available to CS Wireless in any market contributed by a party is less than 16. The true-up adjustment for any such channel deficiency may be satisfied by the deficient party by delivering to CS Wireless either (i) cash, (ii) a 5-year promissory note, (iii) shares of CS Wireless stock, or (iv) any combination of the foregoing. The Company has been notified by Heartland that Heartland believes there is a potential channel deficiency arising out of the number of channels delivered by the Company in connection with its contribution of MMDS assets relating to the Charlotte, North Carolina market. The Company believes that it has delivered 13 of the 16 required channels, and expects to be able to deliver at least three additional channels in Charlotte, NC from applications currently pending at the FCC. Heartland has advised the Company that it believes that the Company has delivered only 6 channels relating to the Charlotte market. The Company has disputed Heartland's position, and is in discussions with Heartland on this issue.

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

     A subscription television customer generally pays an initial connection charge and a fixed monthly fee for basic service. The amount of the monthly basic service fee varies from one area to another and is a function, in part, of the number of channels and services included in the basic service package and the cost of such services to the television system operator. In most instances, a separate monthly fee for each premium service and certain other specific programming is charged to customers, with discounts generally available to customers receiving multiple premium services. Monthly service fees for basic, enhanced basic and premium services constitute the major source of revenue for subscription television systems. Converter rentals, remote control rentals, installation charges and reconnect charges for customers who were previously disconnected are also included in a subscription television system's revenues, but generally are not a major component of such revenues. Traditional cable systems, as defined in Section 602 of the Communications Act of 1934 (the "Communications Act"), are subject to both federal and local regulation. In addition, the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") imposed strict federal and local rules governing aspects of cable prices for programming and equipment. See "Business- Regulation."

     WIRELESS CABLE INDUSTRY BACKGROUND. In 1983, the FCC reallocated a portion of the electromagnetic radio spectrum located between 2.5 and 2.7 GHz, permitted this spectrum to be used for commercial purposes, and modified its rules on the usage of the remaining portion of such spectrum. Regulatory and other obstacles nevertheless impeded the growth of the wireless cable industry through the remainder of the 1980s. In addition, before the 1992 Cable Act became effective, wireless cable operators' ability to obtain programming from cable-controlled, hard-wire cable owned programmers was not assured. The factors contributing to the increasing growth of wireless cable systems since that time include (i) regulatory reforms by the FCC to facilitate competition with hard-wire cable, (ii) federal legislation that increased the availability of programming for wireless cable systems, (iii) consumer demand for alternatives to traditional hard-wire cable service, (iv) enhanced ability of wireless cable operators to aggregate a sufficient number of channels in each market to create a competitive product, and (v) increased availability of capital to wireless cable operators in the public and private markets. According to Paul Kagan Associates, Inc., there were approximately 200 wireless cable systems currently operating in the United States, serving approximately 850,000 subscribers at the end of 1995.

     Wireless cable systems can provide subscribers with the same or superior video signal as that of traditional hard-wire systems. Both hard-wire cable systems and wireless cable systems receive programming at a headend. Wireless cable programming, however, is then retransmitted by microwave transmitters from an antenna located on a tower associated with the headend to a small receiving antenna located on a subscriber's rooftop. At the customer's location, the signals are converted to frequencies that can pass through conventional coaxial cable into a descrambling converter located on top of a television set. Wireless cable requires a clear LOS, because the microwave frequencies used will not pass through dense foliage, hills, buildings or other obstructions. To ensure the clearest line-of-sight possible in CAI's markets, CAI has placed, and plans to place, such towers on top of tall buildings or accessible mountain tops located in such markets. There exists, in each of CAI's operating and targeted markets, a number of acceptable locations for the placement of its towers, and CAI does not believe that the failure to secure any one location for such placement in any single market will materially affect CAI's operations in such market. Additionally, some LOS obstructions can be overcome with the use of signal boosters and beam benders which retransmit an otherwise blocked signal over a limited area. CAI believes that its coverage will be further enhanced upon the implementation of digital technology and/or cellularization.

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


EMPLOYEES

      As of June 3, 1998, CAI had a total of 128 employees, of which none were subject to collective bargaining agreements. CAI has never experienced a work stoppage and believes that employee relations are good.

                              ITEM 2.  PROPERTIES

     CAI leases various office sites in Albany, New York; Arlington, Virginia; Chadds Ford, Pennsylvania; and in each region in which an operating system exists or is being constructed. CAI also leases transmission tower sites in the regions of its operating systems. CAI believes adequate office space and tower sites are readily available in all markets.

      CAI owns substantially all of the equipment which is necessary to conduct its operations, except certain vehicles, test equipment, and office equipment. A significant portion of CAI's investment in plant and equipment consists of subscriber equipment, which includes antennas, block downs, converters and remotes (and related installation costs, principally located at the subscribers' premises), and the reception and transmitter equipment located at the transmitter sites.

                          ITEM 3.  LEGAL PROCEEDINGS

      CAI has been named in six class action lawsuits alleging various violations of the federal securities laws filed in the United States District Court for the Northern District of New York. The actions were consolidated into one lawsuit entitled IN RE CAI WIRELESS SYSTEMS, INC. SECURITIES LITIGATION (96-CV-1857) (the "Securities Lawsuit"), which is currently pending in the Northern District of New York. The amended, consolidated complaint, which names the Company, Jared E. Abbruzzese, chairman and chief executive officer of the Company, John J. Prisco, president, chief operating officer and a director of the Company, and Alan Sonnenberg, the former president of the Company, as defendants, alleges a variety of violations of the anti-fraud provisions of the Federal securities laws by CAI arising out of its alleged disclosure (or alleged omission from disclosure) regarding its Internet and other flexible use of MMDS spectrum, as well as its business relationship with Bell Atlantic and NYNEX. Specifically, the complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 promulgated under the Exchange Act during the specified Class Period (May 23, 1996 through December 6, 1996).

      The Company has notified the carrier of its Directors' and Officers' Liability insurance policy, which is intended to cover not only the Company's officers and directors, but also the Company, itself, against claims such as those made in the Securities Lawsuit. The policy covers up to $5 million of any covered liability, subject to a retention amount of $500,000.

      The  Securities  Lawsuit  is  in  its preliminary stages.   A  scheduling
conference  was  held  on  June 3, 1997, at which  the  briefing  schedule  for defendants' motion to dismiss was agreed upon among the parties. The defendants' motion to dismiss was heard by the Northern District of New York on October 17, 1997 and is still pending. While the motion is pending, all other deadlines affecting motions and discovery have been postponed.

      The Company and individual defendants are contesting the Securities Lawsuit vigorously and believe it is entirely without merit at this time. Accordingly, management believes the Securities Lawsuit will not have a material adverse effect on the Company's earnings, financial condition or liquidity.

      The Company is also a defendant in JOE HAND PROMOTIONS, INC. V. 601 L&P, INC. V. CAI WIRELESS SYSTEMS, INC. and JOE HAND PROMOTIONS, INC. V. CAI WIRELESS SYSTEMS, INC. D/B/A POPVISION WIRELESS CABLE pending in the U.S. District Court for the Eastern District of Pennsylvania. These actions arise out of the alleged improper broadcasts of certain sporting events in commercial establishments in violation of Federal statutes. The plaintiff is the exclusive distributor of such sporting events in the greater Philadelphia area for commercial establishments, and has alleged the improper broadcast by CAI in approximately five instances. The lawsuits are in preliminary stages and are being vigorously defended by CAI.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to stockholders during the last three months of the fiscal year ended March 31, 1998.




                                    PART II


 ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      On January 8, 1998, trading of the CAI Common Stock was removed from The Nasdaq National Market<reg-trade-mark> ("NNM") and listed for trading on the Nasdaq SmallCap Market{ SM}. The removal was caused by the Company's failure to meet the net tangible asset listing requirement imposed by Nasdaq upon NNM-
listed  companies.   As  a  condition to listing on the Nasdaq SmallCap Market{
SM}, the Company was required to maintain compliance with a $1.00 per share bid
price for an interim period.   Effective  January  13,  1998,  as  a  result of
failing to maintain the $1.00 per share bid price, the CAI Common Stock was de-listed from the Nasdaq SmallCap Market{ SM}. The CAI Common Stock currently trades on the Electronic Bulletin Board system under the CAWS symbol. The approximate number of stockholders of record on June 23, 1998 was 699. The high and low sales prices for the CAI Common Stock on the NNM, the Nasdaq SmallCap Market or the Electronic Bulletin Board system, as applicable, are as follows:

HIGH                   LOW
                                                              ----                   ---
FISCAL YEAR ENDED MARCH 31, 1997:
    First Quarter                                          $ 17.50                 $ 6.25
    Second Quarter                                            9.38                   6.63
    Third Quarter                                             7.38                   0.84
    Fourth Quarter                                            4.00                   0.97
FISCAL YEAR ENDED MARCH 31, 1998:
    First Quarter                                             2.00                   1.03
    Second Quarter                                            1.94                   0.94
    Third Quarter                                             2.50                   0.88
    Fourth Quarter                                            1.41                   0.38
FISCAL YEAR ENDING MARCH 31, 1999:
    First Quarter  (through June 18, 1998)                    0.50                   0.25

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

      Pursuant to certain restrictive covenants contained in the instruments governing the Company's indebtedness, including the indenture governing the Senior Notes and the Note Purchase Agreement governing the terms of the Secured Notes, the Company cannot declare or pay any dividends or make any distributions on shares of the Company. Also, the Company may not purchase or redeem any of its shares, including warrants and options.

                       ITEM 6.  SELECTED FINANCIAL DATA

      The following summary should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein (in thousands, except per share data):

Seven-          Eight-
                                                                                             month           month
                                                                                             Period          Period
                               Year Ended    Year Ended     Year Ended     Year Ended        Ended           Ended
                                March 31,     March 31,      March 31,      March 31,       March 31,      August 31,
                                  1998          1997           1996(2)        1995(3)        1994            1993
                                  ----          ----           ----           ----           ----            ----
Summary of Operations:
  Revenues                      $  28,622    $ 36,327       $ 30,682       $  5,148         $   918        $     -
  Write-down of goodwill          (73,500)          -              -              -               -              -
  Restructuring costs              (5,033)          -              -              -               -              -
  Interest expense                (47,227)    (40,806)       (24,608)        (1,734)         (3,371)        (1,050)
  Write-down equity
   investment                     (23,570)          -              -              -               -              -
  Extraordinary gain from
   early extinguishment of
   debt                             5,346           -              -              -               -              -
  Net loss                       (230,073)    (82,298)       (40,986)       (14,107)         (7,521)        (1,378)
  Preferred stock dividends        13,891      13,011          5,879            328               -              -
  Ratio of earnings to
   fixed charges(1)                     -           -              -              -               -              -
Per Share Data:
  Loss per common share:
   Before extraordinary
    gain                            (6.15)      (2.38)         (1.73)          (.93)           (.61)          (.12)
   Extraordinary gain                 .13           -              -              -               -              -
   Net loss per common share        (6.02)      (2.38)         (1.73)          (.93)           (.61)          (.12)
Weighted average common
  shares outstanding               40,541      40,069         27,076         15,457          12,278         11,777


                                 March 31,    March 31,    March 31,       March 31,        March 31,     August 31,
                                   1998         1997         1996            1995             1994          1993
                                   ----         ----         ----            ----             ----          ----
Financial Condition:
   Wireless channel rights      $ 194,051    $ 207,681     $ 205,974       $ 46,192        $ 10,791        $ 1,350
   Investment in CS Wireless       43,338       88,535       113,054              -               -              -
   Property and equipment          49,898       69,767        52,569         21,840           2,434            763
   Total assets                   351,466      542,340       698,795         78,461          41,047          2,499
   Debt                           357,089      311,787       318,435         29,532           3,130          3,511
   Redeemable preferred
    stock                               -       87,821        92,883         18,378               -              -
   Shareholders' equity
    (deficit)                     (27,561)     114,690       192,611         22,115          34,346         (1,597)


(1) In calculating the ratio of earnings to fixed charges, earnings consists of losses prior to income tax benefit, minority interest in loss, extraordinary items and fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and one-third of rental payments on operating leases (such amount having been deemed by CAI to represent the interest portion of such payments). Earnings were inadequate to cover fixed charges by the amount of $235,419, $97,298, $53,307, $15,004,
   $7,552,  and $1,378 for the periods ended in 1998, 1997, 1996, 1995, 1994, and 1993, respectively.

{(2)}  The  Company  acquired ACS and ECNW on September 29,  1995.   Also,  the
   Company closed a series of transactions with Heartland wherein CS Wireless received certain assets from Heartland in exchange for CS Wireless common stock and cash.

{(3)} The Company acquired the New York System on January 9, 1995.

          ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

       The statements contained in this Annual Report on Form 10-K, including the exhibits hereto, relating to CAI's future operations may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including the Company's ability to attract one or more new strategic partners, their willingness to enter into arrangements with CAI on a timely basis and the terms of such arrangements, the receipt of regulatory approvals for alternative uses of its MMDS spectrum contemplated by the Company's business plan, the success of CAI's trials in various of its markets, the commercial viability of any alternative use of MMDS spectrum, consumer acceptance of any new products offered or to be offered by CAI, subscriber equipment availability, practical success of CAI's engineered technology, tower space availability, absence of interference and the ability of the Company to redeploy or sell excess equipment, the assumptions, risks and uncertainties set forth below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein, as well as other factors contained herein and in the Company's other securities filings. Furthermore, the financing obtained by the Company to date will not enable it to meet its future cash needs.

RECENT FINANCIAL DEVELOPMENTS:  ANTICIPATED REORGANIZATION

      CAI's recurring losses, restrictions on its ability to obtain additional financing, and substantial commitments, raise substantial doubt about CAI continuing as a going concern. For the year ending March 31, 1999, the Company is obligated to pay approximately $9 million in minimum license fees and operating lease payments, approximately $3.5 million in MMDS license obligations, in addition to funding operating losses. The Company projects that operating cash requirements will be approximately $20 million for the year ended March 31, 1999. On a short-term basis, CAI has $45 million of its Secured Notes due on June 30, 1998. See " - Senior Secured Financing" below. On a long-term basis, CAI has substantial indebtedness which, beginning in the fiscal year ending March 31, 1999, will include significant debt service requirements. As of March 31, 1998, CAI had outstanding consolidated debt of approximately $357 million, and the Company had trade payables of approximately $4.9 million.

      On or about the date of the filing of this Annual Report on Form 10-K, the Company intends to commence the Solicitation with respect to the Plan from the holders of Senior Notes and certain other impaired creditors. CAI has not yet commenced a reorganization case under Chapter 11 of the Bankruptcy Code. If, however, CAI receives the requisite votes indicating acceptance of the Plan, CAI intends to file the Petition under Chapter 11 of the Bankruptcy Code, and to seek, as promptly thereafter as practicable, confirmation of the Plan. Accordingly, the Company has provided approximately $5.1 million of restructuring costs in the Statement of Operations for the fiscal year ended March 31, 1998. Costs include legal and financial advisory fees.

      CAI Wireless Systems, Inc. (the parent holding company) and one of its wholly-owned operating subsidiaries, Philadelphia Choice, are expected to file the Petition following the solicitation of certain CAI creditors. None of CAI's other subsidiaries, including any of the subsidiaries that are holders of MMDS licenses issued by the FCC or are lessees under MMDS excess capacity leases, will be parties to the Petition. In addition, the Company intends that only those claims against and interests in CAI specifically identified in the Plan (I.E., the holders of the Senior Notes, holders of certain subordinated indebtedness, holders of securities claims and holders of equity securities claims) will be impaired. The Company intends that all other holders of claims against CAI, including trade creditors, licensors and lessors, will be unimpaired claims against CAI.

      The Company intends to continue to operate its business in Chapter 11 in the ordinary course and to seek to obtain the necessary relief from the Bankruptcy Court to pay its employees, trade and certain other creditors in full and on time. To fund its operations during the bankruptcy proceeding, the Company has arranged for the DIP Facility financing (the "DIP Facility") in the principal amount of $60 million . The DIP Facility is expected to be provided by MLGAF, the Company's current secured lender. See " - Senior Secured Financing" below. A portion of the proceeds of the DIP Facility will be used to repay all amounts owed under the Company's current senior secured facility (approximately $47.8 million, including interest and fees as of May 31, 1998). The balance of the DIP Facility will be used to fund operations and working capital throughout the bankruptcy proceeding. The Company intends to repay the DIP Facility out of the proceeds of the Exit Facility currently being sought by the Company. The Exit Facility is expected to be a two-year, senior secured facility in the principal amount of approximately $80 million . A portion of the proceeds of the Exit Facility is intended to be used to repay the DIP Facility in full, with the balance of the Exit Facility to be used to fund operations and working capital for the 12 months following the consummation of the Plan. The Company, in consultation with BT Alex. Brown Incorporated, its financial advisor, is actively seeking additional lending sources willing to participate in the Exit Facility. There can be no assurance, however, that the Company will be able to obtain the Exit Facility, or if able to obtain the Exit Facility, that the financing will be on terms and conditions satisfactory to the Company.

      The Plan contemplates that the holders of equity securities claims and equity securities interests, including the holders of CAI Common Stock, and any and all options, warrants or other rights to acquire the CAI Common Stock will not receive or retain any property or interest in property on account of such claims.

      The Company expects that the Solicitation will be completed on or about July 27, 1998 and that the Company will file its Petition in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") shortly thereafter, assuming that the Company receives the requisite acceptances from the Solicitation. There can be no assurance that the Company will receive the requisite acceptances from the Solicitation, or, if the Company does receive the requisite acceptances, that the Plan will be confirmed by the Bankruptcy Court and consummated.

LIQUIDITY AND CAPITAL RESOURCES

      The wireless cable industry requires significant capital. CAI's plan for continued expansion requires substantial capital investment on a continuing basis and availability of sufficient financing is essential to that plan. Funds are required for the lease or acquisition of channel rights, the construction of system head-end and transmission equipment, start-up costs related to the commencement of operations and subscriber installation costs. CAI has financed its capital requirements since inception through a combination of the issuance of debt and equity securities, the incurrence of loans and the assumption of debt and other liabilities in connection with acquisitions. CAI has incurred operating losses since inception and its cash flow from operating activities has to date been insufficient to cover its operating expenses.

      CAI has incurred net losses since inception in 1991 of approximately $377 million through March 31, 1998 and expects to realize additional net losses on a consolidated basis while it develops and expands its MMDS systems. Additionally, CAI has substantial indebtedness and, beginning in fiscal year 1999, will have significant debt service requirements. As of March 31, 1998, CAI had total liabilities in excess of total assets of $28 million, including outstanding consolidated long-term debt of approximately $357 million.

      Pursuant to CAI's debt instruments, CAI is restricted from incurring additional indebtedness (except in connection with purchases of goods and services in the ordinary course of business, and other ordinary course indebtedness permitted thereunder), granting liens to secure repayment of indebtedness, making investments (other than investments specifically permitted thereunder), paying dividends, disposing of assets, entering into any merger, consolidation, reorganization, or recapitalization plan, retiring long-term debt, or making any acquisitions without the prior consent of the lenders.

RECENT DEVELOPMENTS

      CERTAIN ASSET SALES. On March 18, 1998, the Company and its wholly-owned subsidiaries, Philadelphia Choice, Washington Choice Television, Inc. and
Washington License, Inc. sold assets relating to SMATV operations in the Washington-Baltimore metropolitan area to Mid-Atlantic Telcom Plus, LLC, d/b/a OnePoint Communications ("OnePoint"). The net proceeds to the Company from the sale of these assets of $1.6 million were used to help fund working capital requirements.

      The Company and Philadelphia Choice have entered into a letter of intent for the sale of assets relating to Philadelphia MDU Operation to OnePoint. Under the terms of the agreement, OnePoint has agreed to purchase assets used in connection with the Philadelphia MDU Operation, and to assume identified agreements for master television service, pursuant to which the cable operator is granted access to the MDU as the exclusive provider of subscription television services. The purchase price for the Philadelphia MDU Operation is $6 million, subject to certain post-closing adjustments. The parties anticipate consummating the sale and purchase of the Philadelphia MDU Operation under the auspices of the Bankruptcy Court as part of the Plan or pursuant to
Section 363 of the Bankruptcy Code.

      NASDAQ DE-LISTING. On January 8, 1998, trading of the CAI Common Stock was removed from The Nasdaq National Market<reg-trade-mark> ("NNM") and listed for trading on the Nasdaq SmallCap Market{ SM}. The removal was caused by the Company's failure to meet the net tangible asset listing requirement imposed by Nasdaq upon NNM-listed companies. As a condition to listing on the Nasdaq SmallCap Market{ SM}, the Company was required to maintain compliance with a $1.00 per share bid price for an interim period. Effective January 13, 1998, as a result of failing to maintain the $1.00 per share bid price, the CAI Common Stock was de-listed from the Nasdaq SmallCap Market{ SM}. The CAI Common Stock currently trades on the Electronic Bulletin Board system under the CAWS symbol.

SENIOR SECURED FINANCING

      13% SENIOR SECURED NOTES. On November 25, 1997, the Company issued and sold $25 million of its Secured Notes to MLGAF. CAI used approximately $17.3 million of the proceeds to repay all amounts outstanding under the F/C Credit Facility, and the remaining proceeds of approximately $7.3 million, net of expenses associated with this transaction, for working capital purposes and build-out of the Company's wireless cable business. On January 26, 1998, the Company issued and sold an additional $2 million Secured Note to MLGAF, and on February 17, 1998, the Company issued and sold an additional $18 million of Secured Notes in connection with the consummation of a series of transactions by the Company, MLGAF and BANX. See " - Termination of BANX Rights" below.

      The Secured Notes are short-term obligations of CAI, maturing on June 30, 1998, and were issued and sold pursuant to the terms of the Note Purchase Agreement between CAI. Interest at the rate of 13% per annum on the Secured Notes is payable at maturity. In addition to fees and expenses associated with the issuance and sale of the Secured Notes, CAI is required to pay a $730,000 commitment fee to MLGAF, which is also due at maturity. All outstanding amounts under the Note Purchase Agreement are expected to be converted into and deemed to be outstanding obligations under the DIP Facility.

      As collateral for the Notes, CAI granted a blanket lien on all of its assets, including the stock of substantially all of its wholly-owned subsidiaries, as well as a pledge of its interests in CS Wireless and TSS. The Note Purchase Agreement contains covenants that are usual and customary for transactions of this type, including a series of negative covenants intended to preserve the value of the collateral pledged by CAI for the benefit of MLGAF.

      FOOTHILL CAPITAL CREDIT FACILITY. On November 25, 1997, the Company used a portion of the proceeds from the issuance of the Secured Notes to repay all amounts outstanding and owing to F/C Lenders under the F/C Credit Facility to CAI in June 1997. At the time of repayment, there was approximately $17.3 million outstanding under the F/C Credit Facility, consisting of $15.3 million representing the principal amount of the loans outstanding under the F/C Credit Facility; a $1.6 million fee, and $350,000 representing interest on the outstanding loans and fees.

      The repayment of the F/C Credit Facility in November 1997 represented the early termination of the F/C Credit Facility. Prior to its termination and repayment in full, the Company executed a series of continuing waiver agreements, which waived compliance by the Company with certain post-closing requirements, increased the interest rates payable on the obligations outstanding under the F/C Credit Facility, and imposed additional and/or modified existing covenants relating to various items, including sales of non-core assets, certain fundamental changes to the Company and the Company's ability to incur additional indebtedness. All of the waivers executed and delivered by the Company to the F/C Lenders contained a general release of the F/C Lenders. A final general release was required of and delivered by the Company in connection with receipt of the pay-off letter issued by the F/C Lenders in connection with the repayment of all Company obligations under the F/C Credit Facility. The early termination of the F/C Credit Facility resulted in the Company recording a third quarter extraordinary charge of approximately $4.7 million, representing the costs associated with the F/C Credit Facility that the Company was originally amortizing over the two-year term of the F/C Credit Facility.

TERMINATION OF BANX RIGHTS

      On February 17, 1998, the Company consummated a series of transactions, including the purchase by the Company of the remaining interest of BANX under the BR Agreement and the acquisition of BANX's approximately 9.9% equity interest in CS Wireless. Under the terms of the Termination Agreement, the Company issued $7 million aggregate principal amount of its Secured Notes to BANX in consideration of the termination of the BR Agreement, Modification Agreement, and Modification Agreement Amendment, and the transfer of 1 million shares of CS Wireless common stock held by BANX to CAI. The parties exchanged general releases in connection with the transaction.

      As part of these transactions, MLGAF advised CAI that it had completed the purchase from BANX of all of the Securities issued to BANX in connection with BANX's initial $100 million investment in CAI in September 1995, as well as the Secured Notes issued by CAI to BANX in connection with the Termination Agreement. On March 3, 1998, CAI exchanged the BANX Securities then held by MLGAF for the Subordinated Note. As a result of the exchange transactions, the Company eliminated approximately $117 million of Senior Preferred Stock, accumulated preferred stock dividends, and accrued interest on the Term Notes, of which approximately $102 million was reclassed to paid-in capital and recorded an approximately $10 million extraordinary gain from the early extinguishment of debt.

      The Subordinated Note issued to MLGAF accrues interest at the rate of 12% per annum, compounded semi-annually, and is payable at maturity on October 1, 2005. The Subordinated Note is expressly subordinate to the Senior Notes and to the $45 million aggregate principal amount of Secured Notes. The Subordinated Note is a joint and several obligation of CAI and certain of its wholly-owned subsidiaries. The obligation of the subsidiaries to repay the Subordinated Note, however, is limited by the terms of the Indenture governing the terms of the Senior Notes.

      In conjunction with the transaction, the Company also exchanged 2,500 shares of CAI Common Stock for all warrants to purchase CAI equity that were held by BANX and acquired by MLGAF on March 3, 1998. The CAI Common Stock was issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, and contains a legend restricting its transfer without such registration or an exemption therefrom. The issuance of the CAI Common Stock to MLGAF increased the number of issued and outstanding shares of CAI Common Stock to 40,543,039 at March 31, 1998.

      With the termination of the BANX rights, the Company has embarked upon a preservation strategy that will allow CAI to utilize its significant spectrum capacity for the delivery of video, voice and data, or various combinations thereof, subject to regulatory approval, as necessary for one or more strategic partners. This preservation strategy includes the continued build-out of the transmission facilities in conformity with the FCC license perfection regulations, as well as the re-negotiation of spectrum leases when and as such leases mature.

      Subject to receipt of regulatory approval for fixed, flexible use of its MMDS spectrum and successful testing, the successful deployment of digital video, one- and two-way data transmission and telephony delivery services utilizing the MMDS platform and sufficient capital resources, the Company intends to launch a wireless broadband network. The Company believes that its system would be able to provide quick and relatively inexpensive household coverage on a broad scale. CAI believes that the concept of a wireless broadband network will enhance the Company's ability to attract one or more strategic investors by giving such partners the ability to provide competitive access products over CAI's MMDS spectrum. The Company believes that its systems will be capable of providing a combination of analog and/or digital video services for residential, as well as for corporate and institutional/instructional subscribers, bundled with high speed Internet and intranet access services, and ultimately, telephony delivery services. The Company expects to be able to alter the channel allocation among the various services depending on the needs of the strategic partner and consumer demand, thereby deriving multiple revenue streams from each system.

      CAI continues to believe that a strategic partner is necessary for the MMDS industry to fully realize the potential of this spectrum. Believing that a national-level strategic partner has the financial resources and infrastructure to fully utilize the MMDS spectrum for video, voice and data transmission, CAI has aggressively sought one or more strategic partners since the departure of Bell Atlantic/NYNEX. To date, CAI has demonstrated its technological capabilities to several potential strategic partners, and is currently conducting an on-site trial for a telecommunications company, providing wireless Internet and corporate intranet access for trial participants at various locations in the greater New York City area. Recently, this trial has been expanded to include two-way data transmission with the deployment of first generation transverters developed by a high-technology equipment manufacturer in conjunction with CAI engineers. CAI also has invested in TSS in order to access pre-digitized video programming and to provide a vehicle for a complementary DTH video service that could, eventually, free additional MMDS spectrum for these alternative uses.

      Although the Company believes that it will be possible to offer all three services in any given market once regulatory approval for fixed, flexible two-way use of the MMDS spectrum is obtained for such market, the allocation of channels among the various services is expected to be driven by the needs of a strategic partner, whose needs, presumably, will be driven by consumer demand for such services in the Company's markets. Not all services may be offered in all markets, and there can be no assurance that the Company will be able to locate one or more strategic partners interested in utilizing the Company's spectrum for such services. The Company's initial efforts with respect to the development of fixed, flexible two-way use of the MMDS spectrum have been limited primarily to its Boston and greater New York City markets and have been limited to the conduct of tests.

CASH FLOW INFORMATION

      During the year ended March 31, 1998, CAI expended approximately $47.9 million to fund operating activities, $7.2 million for equipment purchases, $4.4 million to invest in TelQuest, $4.7 million to obtain interim financing, $3.1 million to pay wireless channel rights obligations and other debt, and $2.0 million to acquire wireless channel rights. During this period CAI funded its cash requirements out of existing cash balances, net proceeds from the issuance of senior secured notes of $33.7 million, and the disposition of equipment generating net proceeds of approximately $1.8 million. At March 31, 1998, CAI had available funds of approximately $1.3 million and restricted cash of approximately $9.1 million which will be used to fund the operations of the Company.

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

      During the year ended March 31, 1996, CAI expended approximately $14.5 million to purchase equipment, $34.6 million to fund operating activities and $24.5 million to acquire wireless channel rights. During fiscal 1996, CAI funded its cash requirements out of existing cash balances and funds from financing activities. At March 31, 1996, CAI had cash and cash equivalents of approximately $103.3 million.

      On September 29, 1995, the Company received $265.9 million from the Senior Notes Offering, net of $9.1 million in underwriting costs and interest, of which $90.6 million was placed in escrow to cover three years of interest, plus $70 million from the sale of 7,000 shares of Senior Preferred Stock and the BANX Warrants. These funds were used in part to pay the cash portions of the following acquisitions: ACS ($41.1 million), ECNW ($8.9 million), the Baltimore Assets ($11.3 million) and the Pittsburgh Assets ($6.4 million). The non-cash portion of the purchase prices was satisfied with CAI Common Stock or debt, primarily notes.

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

OPERATIONS

      As of March 31, 1998, the Company had approximately 52,000 analog video subscribers compared to 70,800 subscribers as of March 31, 1997. The 18,800 net decline in subscribers is due primarily to the Philadelphia System decrease of approximately 10,400 subscribers and New York System decline of approximately 4,700 subscribers for the comparable periods. The Philadelphia and the New York Systems are losing subscribers to hard-wire cable operators primarily due to limited channel capacity and lack of marketing efforts. This trend is likely to continue. The decrease in subscribers experienced in the other systems was primarily attributable to the sale of certain Washington System SMATVs including approximately 1,500 subscribers and a curtailment of marketing efforts. The overall decline in subscribers has continued through May 31, 1998 at which time the Company's total subscribers were approximately 50,000.

      The net result of disconnects minus reconnects divided by the number of subscribers at the beginning of the period is considered the churn rate in the subscription television industry. The churn rate is calculated monthly and year to date for an average monthly rate over a year. CAI's average monthly churn rate for the year ended March 31, 1998 was 4.1% overall with individual operating systems ranging from 2.7% to 5.0%. CAI's average monthly churn rate for the year ended March 31, 1997 was 4.6% overall with individual operating systems ranging from 2.5% to 5.5%. The improvement in the churn rate is indicative of the prior year's retention strategy of charging increased installation fees which translated into increased commitment and therefore retention. Churn rates within the 2% to 5% range are common in this industry, with 2% being excellent, 3% the standard norm, and 5% or above being unfavorable.

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

      The Company's estimates of future gross revenues and operating cash flows, the remaining estimated lives of long-lived assets, or both could be reduced in the future due to changes in, among other things, technology, the Company's ability to obtain permission for flexible use of the wireless channel rights, government regulation, available financing or competition. The Company's estimate of future gross revenues and operating cash flows assumes that the Company will successfully develop and provide digital wireless cable systems as well as video, voice and data transmission such as Internet access and telephony. Since these alternative uses of the MMDS spectrum are in the early stages of development, there is no assurance that the Company can commercially deploy such alternatives or that it will be able to achieve positive cash flow from any operating activities. As a result of valuations completed for the year ended March 31, 1998, the Company reduced the carrying value of goodwill by $73.5 million, net of accumulated amortization of $14.7 million, which was associated with the Philadelphia and Washington companies purchased by CAI in September 1995.

COMPARISON OF OPERATING RESULTS

      YEAR ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED MARCH 31, 1997

      CAI's revenue decreased $7.7 million ($28.6 million FY 1998; $36.3 million FY 1997) in the year ended March 31, 1998 compared to the prior year. The decrease resulted primarily from the Company's strategy not to pursue analog-based television subscriber growth while it evaluates its business opportunities in addition to subscription television. As anticipated, the policy had a negative impact on the Company's subscription revenues. As of March 31, 1998, the Company's subscriber base had decreased by approximately 18,800 to 52,000 subscribers from approximately 70,800 at March 31, 1997.

      CAI's television subscription revenue was $26.1 million for the year ended March 31, 1998 compared to $33.1 million for the year ended March 31, 1997 as generated by the following operating systems: Albany, NY ($3.0 vs. $3.2 million), Rochester, NY ($0.7 vs. $0.7 million), New York City, NY ($4.7 vs. $7.3 million), Hampton Roads, VA ($0.9 vs. $1.1 million), Philadelphia, PA ($15.6 vs. $19.4 million), Washington, DC ($1.0 vs. $1.2 million), and by the SMATV operations in Providence, RI ($0.2 vs. $0.2 million).

      Operating expenses were $166.0 million and $81.6 million for the years ended March 31, 1998 and 1997, respectively. The $84.4 million increase is attributable primarily to (a) the $73.5 million write-down of goodwill; (b) restructuring costs of $5.0 million; (c) increased depreciation and amortization of $2.4 million ($34.7 million FY 1998; $32.3 million FY 1997) due to the commencement of depreciation of the Boston project of $2.2 million; (d) Boston operating costs of $4.0 million for the current year; and (e) the write-off of $7.1 million of project costs in FY 1998 versus $2 million in FY 1997 reflecting the change in business strategy given the Company's limited capital resources. License fees did not decrease commensurate with the revenue decrease due to minimum monthly payment requirements.

      CAI recorded equity losses of $31.7 million for the year ended March 31, 1998 relating to its 60% investment in CS Wireless and 25% investment in TSS. The decrease in CAI's investment in CS reflects the Company's pro rata share of the $52.3 million net loss reported by CS Wireless for its year ended December 31, 1997 along with $2.4 million of amortization of the goodwill associated with this investment compared to an aggregate loss of $17.6 million for the same period last year. In addition, based on the current depressed industry conditions of the wireless industry and CS Wireless's continuing losses, management has re-evaluated the goodwill associated with its investment in CS Wireless. Accordingly, the goodwill portion of the CS Wireless investment had been written-down by $23.6 million during the year ended March 31, 1998. The decrease in CAI's investment in TSS of $1.8 million reflects the Company's pro-rata share of the $7.0 million loss reported by TSS since its inception through March 31, 1998, and amortization of goodwill.

      Other income, primarily interest income on the debt escrow funds, for the year ended March 31, 1998 was $4.4 million compared to $6.4 million for last year. Interest income on investments continues to decline as funds are used to make the semi-annual interest payments on the Senior Notes (totaled $33.7 million during the year ended March 31, 1998). The debt service escrow account has funds available for the September 1998 semi-annual interest payment as required by the Indenture for the Senior Notes. The decline in interest income was partially offset by a $1.2 million gain from the sale of certain assets.

      Interest expense increased $6.5 million ($47.3 million FY 1998; $40.8 million FY 1997) for the year ended March 31, 1998. The increase in interest expense for the year consists of interest incurred on the F/C Credit Facility and Secured Notes, and amortization of the financing fees associated with those facilities.

      The Company recorded an income tax benefit of $15.0 million for the year ended March 31, 1997 to offset existing deferred tax liabilities. There is no tax benefit for the current year since there were no available deferred tax liabilities and it is more likely than not that any benefit recorded on the Company's current losses would not be realized in the foreseeable future.

      Additionally, the Company realized a net extraordinary gain of $5.3 million for the year ended March 31, 1998, consisting of a $10 million gain as a result of the Termination Agreement, the exchange of BANX Securities, and the forgiveness of accrued interest related to the BANX Term Notes,offset, in part, by the $4.7 million non-recurring charge related to the write off of the unamortized costs arising from the early termination of the F/C Credit Facility.

      YEAR ENDED MARCH 31, 1997 COMPARED TO YEAR ENDED MARCH 31, 1996

      The  following   tables   illustrate   the  changes  discussed  below  in
management's discussion of the results of operations.

OPERATING REVENUES
                                                    (in millions of dollars)
                                                       YEAR ENDED MARCH 31,
                                          1997               1996                CHANGE
                                          ----               ----                ------
Same Systems                             $13.4               $15.4               $ (2.0)
Acquired Systems (FY 96)                  22.9                12.0                 10.9
                                         ----------------------------------------------
   Total                                  36.3                27.4                  8.9
Disposals:
  Disposed Systems (FY 96)                   -                 3.3                 (3.3)
                                         ----------------------------------------------
   Total operating revenues              $36.3               $30.7               $  5.6
                                         =====               =====               ======


                                                              OPERATING EXPENSES
                                                           (in millions of dollars)
                                                            YEAR ENDED MARCH 31,
                                          1997                  1996                CHANGE
                                          ----                  ----                ------
Same Systems                             $27.9               $30.9              $ (3.0)
Acquired Systems (FY 96)                  33.3                16.4                16.9
Corporate operations                      20.4                13.1                 7.3
                                         ---------------------------------------------
   Total                                  81.6                60.4                21.2
Disposals:
  Disposed Systems (FY 96)                 -                   5.1                (5.1)
   Total operating expenses              $81.6               $65.5              $ 16.1

      CAI's revenue increased $5.6 million ($36.3 million FY 1997; $30.7 million FY 1996) in the year ended March 31, 1997 over the same period in the prior year. The increase resulted primarily from the acquisition of ACS, with operating systems in Philadelphia, Cleveland, and Bakersfield, and the acquisition of ECNW, with an operating system in Washington D.C. ("Acquired Systems" except for the "Disposed Systems" (Cleveland and Bakersfield) which were contributed to CS Wireless). Both acquisitions were made on September 29, 1995. Acquired Systems revenue increased $10.9 million ($22.9 million FY 1997; $12.0 million FY 1996) over the six-month period included in the prior year. Revenue from operations that were owned throughout both years ("Same Systems") decreased $2.0 million ($13.4 million FY 1997; $15.4 million FY
1996) in the year ended March 31, 1997, primarily due to the decrease in the number of subscribers mentioned above. During December 1996, CAI instituted a $2 per subscriber rate increase that, while increasing the average revenue per subscriber; may have caused additional net reduction of subscribers in the last quarter FY 1997 and into the future.

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

      Operating expenses were $81.6 million and $65.5 million for the years ended March 31, 1997 and 1996, respectively. The $21.2 million increase, excluding the Disposed Systems, is attributable primarily to increases in (a) operations of acquired systems (ACS and ECNW) of $10.3 million ($20.3 million FY 1997; $10.0 million FY 1996), excluding depreciation and amortization, due to a year of operations of the Philadelphia and Washington systems in FY 1997 versus only six months in FY 1996; (b) general and administrative corporate operations of $3.2 million ($9.4 million FY 1997; $6.2 million FY
1996),excluding depreciation and amortization, primarily due to increased staffing and effort to maintain a larger operation, developing digital markets, and developing other potential uses of the wireless channel rights; (c) depreciation and amortization of $9.4 million ($32.3 million FY 1997; $22.9 million FY 1996) primarily due to the acquisition of ACS and ECNW fixed assets, wireless channel rights, and goodwill; and (d) abandoned project costs of $2.1 million in FY 1997; offset by a decrease in marketing costs of the Same Systems of $1.1 million ($2.0 million FY 1997; $3.1 million FY 1996) due to a concentrated effort to reduce marketing costs and limit subscriber growth in light of the then anticipated implementation of the BR Agreement with BANX.

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

      Interest expense increased $16.2 million ($40.8 million FY 1997; $24.6 million FY 1996) for the year ended March 31, 1997. The increase is primarily due to interest expense incurred on the Senior Notes issued on September 29, 1995. Interest expense is expected to increase in FY 1998 with the addition of the $30 million of interim financing.

INFLATION

      Management does not believe that inflation has had or will have a material impact on the Company's results of operations.

THE YEAR 2000 ISSUE

      The Company is in the process of assessing issues relating to what is generally referred to as the Year 2000 Issue. Based on preliminary information, as of the date of this report, the Company believes that it will be able to implement successfully the systems and programming changes necessary to address the Year 2000 Issue, and does not expect the cost of such changes to have a material impact on the Company's financial position, results of operation or cash flows in future periods.

SEASONALITY OF INSTALLATION ACTIVITIES

      The rate at which new subscriber installations occur can be affected by severe winter or other weather conditions and limited daylight hours in the winter months in certain markets. Therefore, CAI may experience lower than average subscriber growth and capital expenditures primarily during the winter season.

NEW ACCOUNTING STANDARDS

      STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 125 ("SFAS No. 125") - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement, which would be effective for all transfers after December 31, 1997, addresses several matters that have a significant impact on certain industries. SFAS No. 125 addresses how and when to record transferred assets, transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls," "wash sales," loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities, collateral, repurchase agreements and how to amortize servicing assets and liabilities. CAI's adoption of this pronouncement in the 4th quarter of the fiscal year ended March 31, 1998 did not have a material effect on CAI's financial position or results of operations.

      STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", which was issued in June 1997 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company believes that it does not have a significant amount of comprehensive income
(loss) as defined, if any. Accordingly, the Company believes that this statement will not have a material effect on CAI's future financial statement presentations. Effective April 1, 1998, the Company will comply with the requirements of SFAS No. 130 not already met.

      In June 1997, STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information," was also issued. This pronouncement is effective for fiscal years beginning after December 15, 1997 and requires disclosures about operating segments and enterprise-wide disclosures about products and services, geographic areas and major customers. Effective April 1, 1998, the Company will comply with the requirements of SFAS No. 131 and make the necessary disclosures.

      In April 1998, AICPA STATEMENT OF POSITION 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" was also issued. This pronouncement is effective for fiscal years beginning after December 31, 1998 and requires that costs of start-up activities, including organizational costs, should be expensed as incurred. CAI's adoption of this pronouncement in the 4th quarter of the fiscal year ended March 31, 1998 did not have a material effect on CAI's financial position or results of operations.

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS

                                                                                  Page No.
                                                                                 IN FORM 10-K
FINANCIAL STATEMENTS

Reports of Independent Accountants                                                   35

Consolidated Balance Sheets - March 31, 1998 and 1997                                37

Consolidated Statements of Operations - Years Ended March31, 1998, 1997, and 1996    38

Consolidated Statements of Shareholders' Equity (Deficit) - Years Ended
   March 31, 1998, 1997, and 1996                                                    39

Consolidated Statements of Cash Flows - Years Ended March31, 1998, 1997, and 1996    40

Notes to Consolidated Financial Statements                                           43


REPORT OF INDEPENDENT ACCOUNTANTS



Shareholders and Board of Directors
CAI Wireless Systems, Inc. and Subsidiaries
Albany, New York



We have audited the accompanying consolidated balance sheets of CAI Wireless Systems, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CS Wireless Systems, Inc., the Company's investment in which is accounted for by use of the equity method. The Company's investment of $43,337,527 and $88,534,526 in CS Wireless Systems, Inc. as of March 31, 1998 and 1997 and its share of losses of $27,522,000 and $17,600,000 in CS Wireless Systems, Inc.'s operations for the years ended March 31, 1998 and 1997 are included in the accompanying financial statements. The financial statements of CS Wireless Systems, Inc. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CS Wireless Systems, Inc., is based on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CAI Wireless Systems, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and incurred substantial debt, of which $45,000,000 is due on June 30, 1998. The Company also has a capital deficiency. The Company's operating plans require additional funds which may take the form of debt or equity security issuances, borrowings or asset sales. In addition, the Company intends to, if approved by its creditors, file a pre-packaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. Recovery of the Company's intangible and other long-lived assets is dependent on the Company's ability to implement its operating plans. There can be no assurance that additional financing will be available or that the Company will be able to implement its operating plans. The uncertainty over the Company's ability to obtain such additional financing or that the Company can execute its operating plans raises substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


COOPERS & LYBRAND L.L.P.
Philadelphia, Pennsylvania
June 15, 1998, except for Note 2,
as to which the date is June 24, 1998

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
CS Wireless Systems, Inc.:

We have audited the consolidated balance sheets of CS Wireless Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits{ }in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CS Wireless Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years{ }then ended in conformity with generally accepted accounting principles.



                                                KPMG Peat Marwick LLP




Dallas, Texas
March 13, 1998

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                            MARCH 31, 1998 AND 1997



                                                              1998                                        1997
                                                              ----                                        ----
                        ASSETS
Cash and cash equivalents                                $  1,275,020                              $  10,471,918
Restricted cash                                             9,134,651                                          -
Debt service escrow                                        16,418,922                                 47,865,389
Subscriber receivables, net                                   387,144                                    695,707
Prepaid expenses                                              661,669                                  1,034,106
Property and equipment, net                                49,898,337                                 69,767,017
Wireless channel rights, net                              194,050,792                                207,680,551
Investment in CS Wireless Systems, Inc.                    43,337,527                                 88,534,526
Investment in TelQuest Satellite Services LLC               3,174,732                                          -
Goodwill, net                                              22,985,876                                104,204,716
Debt financing costs, net                                   7,079,424                                  9,249,934
Other assets                                                3,061,780                                  2,835,651
                                                         ------------                               ------------
     Total Assets                                        $351,465,874                               $542,339,515
                                                         ============                               ============
    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
 Accounts payable                                        $  4,852,091                               $  6,600,584
 Accrued expenses                                          12,253,286                                 16,138,811
 Wireless channel rights obligations                        4,832,971                                  5,302,600
 Interim debt financing                                    45,000,000                                          -
 Notes payable                                             37,088,506                                 36,786,596
 Senior notes                                             275,000,000                                275,000,000
                                                         ------------                               ------------
                                                          379,026,854                                339,828,591
                                                         ============                               ============

Mandatorily redeemable preferred stock
 14% Senior convertible preferred stock
   (liquidation value $70,000,000)                                  -                                 69,160,000
                                                           ----------                                -----------
 Accrued preferred stock dividends                                  -                                 18,660,734
                                                           ----------                                -----------
                                                                    -                                 87,820,734
                                                           ----------                                -----------

Commitments and contingencies

SHAREHOLDERS' EQUITY (DEFICIT)
 Preferred stock, none outstanding                                  -                                          -
 Common stock, 100,000,000 shares authorized, no par
   value; shares issued and outstanding:
    March 31, 1998 - 40,543,039
    March 31, 1997 - 40,540,539                           275,770,764                                275,769,414
 Additional paid-in capital                               101,711,759                                          -
 Accumulated deficit                                     (405,043,503)                              (161,079,224)
                                                          -----------                               ------------
                                                          (27,560,980)                               114,690,190
                                                          -----------                               ------------

     Total Liabilities and Shareholders' Equity
      (Deficit)                                          $351,465,874                               $542,339,515
                                                         ============                               ============

                See notes to consolidated financial statements.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED MARCH 31, 1998, 1997, AND 1996


                                                       1998                       1997                        1996
                                                       ----                       ----                        ----
Revenues                                         $  28,621,710               $  36,326,816                $ 30,682,486
                                                  ------------               -------------                ------------
Costs and expenses:
   Programming and license fees                     15,459,663                  16,051,094                  12,582,750
   Marketing                                         1,373,265                   2,033,107                   3,525,396
   General and administrative                       35,875,749                  31,196,446                  24,689,572
   Depreciation and amortization                    34,713,610                  32,345,327                  24,718,341
   Write-down of goodwill                           73,500,000                           -                           -
   Restructuring costs                               5,033,316                           -                           -
                                                  ------------                ------------                 -----------
                                                   165,955,603                  81,625,974                  65,516,059
                                                  ------------                ------------                 -----------
    Operating loss                                (137,333,893)                (45,299,158)                (34,833,573)
                                                  ------------                ------------                 -----------
Other income (expense):
   Interest expense                                (47,226,574)                (40,805,791)                (24,608,258)
   Equity in net losses of affiliates              (31,747,268)                (17,600,000)                          -
   Write-down of equity investment                 (23,570,000)                          -                           -
   Interest and other income                         4,458,782                   6,406,742                   6,134,349
                                                   -----------                 ------------                -----------
                                                   (98,085,060)                (51,999,049)                (18,473,909)
                                                   -----------                 -----------                 -----------
    Loss before income tax benefit,
      extraordinary items and minority interest   (235,418,953)                (97,298,207)                (53,307,482)

Income tax benefit                                           -                  15,000,000                  12,000,000
                                                   -----------                  -----------                -----------
    Loss before extraordinary items and
      minority interest                           (235,418,953)                (82,298,207)                (41,307,482)

Extraordinary net gain from early
 extinguishment of debt                              5,345,699                           -                           -

Minority interest                                            -                           -                     321,910
                                                   -----------                  ----------                  ----------

    Net loss                                      (230,073,254)                (82,298,207)                (40,985,572)

Preferred stock dividends                          (13,891,025)                (13,011,270)                 (5,878,960)
                                                  ------------                 -----------                 -----------

    Loss applicable to common shareholders       $(243,964,279)               $(95,309,477)              $ (46,864,532)
                                                 =============                ============                ============
Basic and diluted loss per common share:
  Loss before extraordinary items                 $     (6.15)                $     (2.38)                 $     (1.73)
  Extraordinary gain                                     0.13                           -                            -
                                                  -----------                 -----------                  -----------
  Net loss                                        $     (6.02)                $     (2.38)                 $     (1.73)
                                                  ===========                 ===========                  ===========

Weighted average number of common shares
  outstanding                                      40,540,731                  40,069,258                   27,075,578
                                                   ==========                  ==========                   ==========

                See notes to consolidated financial statements.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                  YEARS ENDED MARCH 31, 1998, 1997, AND 1996


ADDITIONAL
                                                    COMMON STOCK               PAID-IN          ACCUMULATED
                                                SHARES         AMOUNT          CAPITAL            DEFICIT             TOTAL
BALANCE AT APRIL 1, 1995                     15,754,018   $ 40,341,043      $  5,042,643     $ (23,268,333)      $ 22,115,353
Net proceeds from sale of common stock          179,765      1,470,329                 -                 -          1,470,329
Value assigned to detachable warrants                 -              -         1,350,000                 -          1,350,000
Common stock issued to acquire 49% minority
  interest in Hampton Roads Wireless, Inc.      652,523      8,000,000                 -                 -          8,000,000
  Less issuance costs                                 -        (47,058)                -                 -            (47,058)
Common stock issued in ACS Merger            19,362,611    190,600,700                 -                 -        190,600,700
  Less registry costs                                 -     (1,316,743)                -                 -         (1,316,743)
Common stock issued in ECNW Merger            1,880,565     18,652,859                 -                 -         18,652,859
Senior preferred stock issuance costs                 -              -        (1,349,984)                -         (1,349,984)
Preferred stock dividends                             -              -        (5,042,659)         (836,301)        (5,878,960)
Net loss for the year                                 -              -                 -       (40,985,572)       (40,985,572)
                                             ----------    -----------       -----------      ------------        -----------
BALANCE AT MARCH 31, 1996                    37,829,482    257,701,130                 -       (65,090,206)       192,610,924
Series A 8% preferred stock converted to
  common stock                                2,637,742     18,049,955                 -                 -         18,049,955
Value assigned to warrants exercised             73,315         18,329                 -           (18,329)                 -
Senior preferred stock issuance costs                 -              -                 -          (661,212)          (661,212)
Preferred stock dividends                             -              -                 -       (13,011,270)       (13,011,270)
Net loss for the year                                 -              -                 -       (82,298,207)       (82,298,207)
                                             ----------    -----------       -----------      ------------        -----------
BALANCE AT MARCH 31, 1997                    40,540,539    275,769,414                 -      (161,079,224)       114,690,190
Common stock issued in exchange for BANX
  warrants                                        2,500          1,350                 -                  -             1,350
Senior preferred stock and accumulated
  dividends contributed to capital pursuant
  to the BANX termination agreement on
  March 3, 1998                                       -              -       101,711,759                 -        101,711,753
Preferred stock dividends                             -              -                 -       (13,891,025)       (13,891,025)
Net loss for the year                                 -              -                 -      (230,073,254)      (230,073,254)
                                             ----------    -----------       -----------      ------------        -----------
BALANCE AT MARCH 31, 1998                    40,543,039   $275,770,764      $101,711,759     $(405,043,503)     $ (27,560,980)
                                             ==========    ===========       ===========      ============       ============





                See notes to consolidated financial statements.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED MARCH 31, 1998, 1997, AND 1996

                                                            1998                     1997                   1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(230,073,254)         $(82,298,207)       $  (40,985,572)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization                         34,713,610            32,345,327            24,718,341
     Goodwill write-down                                   73,500,000                     -                     -
     Equity in net losses of affiliates                    31,747,268            17,600,000                     -
   Write-down of equity investment                         23,570,000                     -                     -
   Extraordinary net gain on early extinguishment of debt  (5,345,699)                    -                     -
   Deferred income tax benefit                                      -           (15,000,000)          (12,000,000)
   Debt financing costs and discount amortization           4,915,160             3,336,483             1,778,893
   Write-off of projects and other costs                    7,136,940             2,087,144                     -
   Gain on the sale of assets                              (1,239,175)              (16,851)                    -
   Minority interest                                                -                     -              (321,910)
   Other                                                      180,230               277,820              (193,890)
   Changes in assets and liabilities:
     Subscriber receivables                                   273,604               690,092              (111,677)
     Other assets                                             638,880              (382,798)             (128,117)
     Accounts payable and accrued expenses                 12,040,324             6,608,567            (7,404,356)
                                                           ----------            ----------            ----------
       Net cash used in operating activities              (47,942,112)          (34,752,423)          (34,648,288)
                                                           ----------            ----------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of businesses, net of cash acquired                   -                     -           (77,407,837)
  Purchase of wireless channel rights                      (2,024,526)           (3,686,989)          (24,489,840)
  Purchase of property and equipment                       (7,167,875)          (37,109,164)          (14,498,395)
  Purchase of investments                                           -           (15,087,990)             (250,000)
  Proceeds from sale of investments                        31,514,960            43,495,837            13,461,558
Proceeds from sale of assets                                1,841,057               486,307                     -
  Investment in affiliate                                  (4,388,433)                    -                     -
  Other                                                     2,146,551              (765,117)           (1,025,793)
                                                           ----------            ----------           -----------
       Net cash provided by (used in) investing
        activities                                         21,921,734           (12,667,116)         (104,210,307)
                                                           ----------            ----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of senior notes,
   other debt and warrants                                 33,714,321                     -           308,062,500
  Proceeds from debt issuances held in
   restricted accounts                                     (9,134,651)                    -           (90,638,756)
  Repayment of senior and other debt                       (3,056,834)          (45,263,492)          (42,369,042)
  Debt financing costs paid                                (4,699,356)                    -            (2,581,183)
  Proceeds from issuance of senior
   preferred stock and warrants                                     -                     -            70,000,000
  Proceeds from issuance of common stock                            -                     -             1,545,979
  Registry and other stock issuance costs paid                      -                     -            (2,775,336)
  Other                                                             -              (108,145)             (324,405)
                                                           ----------            ----------           -----------
       Net cash provided by (used in) financing
        activities                                         16,823,480           (45,371,637)          240,919,757
                                                           ----------            ----------           -----------
       Net increase (decrease) in cash and cash
        equivalents                                        (9,196,898)          (92,791,176)          102,061,162
Cash and cash equivalents, beginning                       10,471,918           103,263,094             1,201,932
                                                           ----------           -----------           -----------
Cash and cash equivalents, ending                         $ 1,275,020          $ 10,471,918          $103,263,094
                                                          ===========           ===========           ===========

                See notes to consolidated financial statements.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                     SUPPLEMENTAL INFORMATION ON NON-CASH
                      INVESTING AND FINANCING ACTIVITIES

      1. During the years ended March 31, 1998, 1997, and 1996, in connection with purchases of property and equipment, the Company accrued obligations of $832,549, $1,213,335, and $3,673,925, respectively.

      2. During the years ended March 31, 1998,  1997,  and 1996, in connection
with  certain  wireless  channel  rights  acquisitions,  the  Company   accrued
obligations of  $2,143,855, $2,380,234, and $47,256,113, respectively.

      3. During the years ended March 31, 1998, 1997 and 1996, dividends on preferred stock were accrued totaling $13,761,561, $12,848,172 and $5,812,562, respectively. Accumulated preferred stock dividends totaling $32,422,295 were contributed to capital in March 1998 in connection with the BANX termination agreement (see items 5 and 6 below).

      4. On November 25, 1997, all amounts outstanding and owing under the Foothill Capital Credit Facility, totaling $17.3 million, were repaid with proceeds from the sale by CAI of $25 million principal amount of 13% Senior Secured Notes (the "Secured Notes") to Merrill Lynch Global Allocation Fund, Inc. ("MLGAF").

      5. On February 17, 1998, the Company consummated a series of transactions, including the purchase by the Company of the remaining interest of BANX under the Business Relationship Agreement ("BR Agreement") and the acquisition of BANX's approximately 9.9% equity interest in CS Wireless. Under the terms of the Termination and Purchase Agreement (the "Termination Agreement"), the Company issued $7 million aggregate principal amount of its Secured Notes to BANX in consideration of the termination of the BR Agreement, Modification Agreement and Modification Agreement Amendment, and the transfer to CAI of 1,000,000 shares of CS Wireless common stock held by BANX.

      6. In conjunction with the BANX termination transactions on March 3, 1998, MLGAF exchanged the BANX Term Notes and the BANX Senior Preferred Stock, together with accrued but unpaid interest ($15,709,804) and dividends ($32,422,295) thereon, acquired by MLGAF on February 17, 1998, for a $30 million 12% subordinated note due 2005 and exchanged the BANX warrants for 2,500 shares of CAI Common Stock valued at $1,350.

      7. During the year ended March 31, 1997, all of the Series A Preferred Stock, with a basis of $18,050,000, was converted into 2,637,742 shares of common stock.

      8. On January 12, 1996 the Company acquired two corporations with assets (principally wireless channel rights) approximating $2,480,000 for a cash payment of $1,050,000 and seller financed long-term debt obligations of $1,430,000.

      9. The underwriter's discount of $8,937,500 was deducted from the proceeds of the Senior Notes issued on September 29, 1995.

     10. On September 29, 1995, the Company issued CAI Common Stock in two acquisitions as follows:

TOTAL                  ACS                  ECNW
Fair value of assets acquired          $284,375,604          $255,674,388          $28,701,216
Less:
 Cash portion of purchase price          49,438,203            41,072,206            8,365,997
 Liabilities assumed                     22,672,180            22,367,053              305,127
 Acquisition costs and fees               1,882,229             1,634,429              247,800
 Note and interest receivable offset      1,129,433                     -            1,129,433
                                        -----------           -----------           ----------
   Value of CAI common stock issued    $209,253,559          $190,600,700          $18,652,859
                                        ===========           ===========           ==========

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                     SUPPLEMENTAL INFORMATION ON NON-CASH
                      INVESTING AND FINANCING ACTIVITIES


         In addition, as part of the ACS acquisition, the Company paid ACS bank debt of $22,334,298 and also advanced ACS $11,345,095 which was reflected in ACS's cash balance of $8,250,488 at the date of acquisition.

         In connection with the ECNW acquisition, the Company paid $500,000 for non-compete agreements.

      11. On July 13, 1995, the Company purchased the 49% minority interest in Hampton Roads Wireless, Inc. for $8 million in CAI Common Stock.



               SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION



                                    1998                   1997                   1996
Cash payments for interest
                                    $34,944,126            $34,341,025            $18,541,227

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS. CAI Wireless Systems, Inc. (the "Company" or "CAI") was incorporated in August 1991, to invest in, lease, and purchase wireless channel rights including multi-point distribution services ("MDS") licenses and instructional television fixed services ("ITFS") licenses, collectively multi-channel, multi-point distribution services ("MMDS"), and develop wireless cable systems. The Company operates six analog-based wireless cable systems providing service to approximately 52,000 subscribers as of March 31, 1998 in New York City, Rochester, and Albany, NY; Philadelphia, PA; Washington, DC; and Norfolk/Virginia Beach, VA. In addition, CAI has a portfolio of wireless cable channel rights in eight additional markets, including Long Island, Buffalo and Syracuse, NY; Providence, RI; Hartford, CT; Boston, MA (built-out with limited Internet operations); Baltimore, MD; and Pittsburgh, PA. For the fiscal year ended March 31, 1998, approximately 60%, 18% and 11% of total revenues were derived from the Philadelphia, New York City and Albany systems, respectively, as compared to 59%, 22% and 9% last year.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All acquisitions of companies have been accounted for on the purchase method of accounting and the purchase prices have been "pushed down" to the acquired companies, primarily to wireless channel rights and goodwill.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Estimates are adjusted and write-downs are made when events and circumstances occur that warrant such action.

CASH EQUIVALENTS AND RESTRICTED CASH. For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market type funds. The Company has a concentration of credit risk with regard to its cash in excess of the amount subject to federal insurance and money market type funds. The Company has mitigated its risk by depositing its cash in high credit quality financial institutions and by investing in low risk, high grade money market type funds which invest in U.S. government securities or high grade commercial paper. The net proceeds from the issuance to MLGAF of the Secured Notes are held in an account controlled by MLGAF. The release of funds is limited by MLGAF to expenditures that are in accordance with the Company's operating plan as submitted to MLGAF.

ACCOUNTS RECEIVABLE. The Company has a geographic concentration of credit risk with respect to accounts receivable since all of its subscribers are located in the northeastern section of the United States. However, this risk is mitigated based on subscribers being primarily residential with diverse economic backgrounds. The Company provides an allowance for doubtful accounts, which amounted to $221,000 and $751,000 at March 31, 1998 and 1997, respectively.

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

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT IN AFFILIATES

      CS WIRELESS SYSTEMS, INC. The investment in CS Wireless Systems, Inc. ("CS Wireless") is recorded at cost and the difference between CAI's cost and the pro-rata ownership of the underlying equity is being amortized over 15 years, commensurate with goodwill and wireless channel rights amortization periods to which the investment primarily relates. CAI records its share of CS Wireless's net loss, adjusted for the amortization of its investment, under the equity method because the Company does not control day to day operations and due to the significant participation rights of the minority shareholder. CS Wireless was a wholly-owned subsidiary until February 23, 1996 when, as a result of the CAI-Heartland closing, it became 52% owned. Subsequent transactions have changed the Company's interest to 60%. CS Wireless reports on a December fiscal year basis and, accordingly, the Company records its proportionate share of the results of CS Wireless' operations based on their fiscal period ending three months earlier than that of the Company.

      TELQUEST SATELLITE SERVICES LLC. The investment in TelQuest Satellite Services LLC ("TSS") is recorded at cost and the difference between CAI's cost and the pro-rata ownership of the underlying equity is amortized over 15 years, commensurate with the affiliation agreement between CAI and TSS. The Company records its share of TSS' net loss, adjusted for the amortization of its excess investment, under the equity method.

INTANGIBLES

      WIRELESS CHANNEL RIGHTS.Wireless channel rights are carried at cost and amortized over their estimated useful lives, generally 15 years, commencing when the related market is placed in service or available for service.

      GOODWILL. Goodwill, consisting of acquisition costs in excess of the amounts allocated to assets and liabilities of the companies acquired, is amortized over 15 years. Accumulated amortization was $4,597,136 as of March 31, 1998 and $11,578,300 as of March 31, 1997.

      DEBT FINANCING Costs. Costs incurred to obtain financing are amortized over the respective terms of the debt, primarily seven years.

LONG-LIVED ASSETS. The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," on April 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Pursuant to SFAS No. 121, the Company periodically reviews wireless channel rights and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such circumstances occur, the Company evaluates the possible effects on the carrying amount of such assets.

      The Company's estimates of future gross revenues and operating cash flows, the remaining estimated lives of long-lived assets, or both could be reduced in the future due to changes in, among other things, technology, the Company's ability to obtain permission for flexible use of the wireless channel rights, government regulation, available financing or competition. The Company's estimate of future gross revenues and operating cash flows assumes that the Company will successfully develop and provide digital wireless cable systems as well as video, voice and data transmission such as Internet access and telephony. Since these alternative uses of the MMDS spectrum are in the early stages of development, there is no assurance that the Company can commercially deploy such alternatives or that it will be able to achieve positive cash flow from any operating activities. Based on

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the results of its valuation as of March 31, 1998, the Company recorded a $73.5 million write-down (net of an accumulated amortization adjustment of $14.7 million) of the goodwill associated with the wireless channel rights acquired from companies purchased by CAI in September 1995.

INVESTMENTS IN DEBT SERVICE ESCROW. Investments in the debt service escrow, consisting of debt instruments maturing at September 1998 to coincide with the final escrow interest payment on the Senior Notes, are carried at cost since they will be held to maturity. Each investment is adjusted for accretion of discounts and amortization of premiums which are reflected in interest income.

REVENUE RECOGNITION. Revenues from subscribers are recognized in the period that service is rendered. Subscriber installation fees are recognized as revenue to the extent of costs to obtain subscribers.

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

LOSS PER SHARE. The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") - "Earnings Per Share" for the year ended March 31, 1998. Accordingly, the Company replaced the "primary" EPS requirements with a "basic" EPS computation based upon the weighted-average common shares outstanding. Due to the Company's net losses, only the basic loss per share amounts are reflected in the accompanying Statements of Operations. Outstanding options, warrants, and other convertible securities were not considered for the purposes of calculating the weighted average common shares outstanding since these securities were determined to be anti-dilutive.

RECLASSIFICATION. The Company has reclassified certain items in prior years' financial statements to make them comparative to the current year presentation.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS.

      STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 125 ("SFAS No. 125") - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement, which would be effective for all transfers after December 31, 1997, addresses several matters that have a significant impact on certain industries. SFAS No. 125 addresses how and when to record transferred assets, transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls," "wash sales," loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities, collateral, repurchase agreements and how to amortize servicing assets and liabilities. CAI's adoption of this pronouncement in the 4{th} quarter of fiscal year ended March 31, 1998 did not have a material effect on CAI's financial position or results of operations.

      STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", which was issued in June 1997 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company believes that it does not have a significant amount of comprehensive income
(loss) as defined, if any. Accordingly, the Company believes that this statement will not have a material effect on CAI's future financial statement presentations. Effective April 1, 1998, the Company will comply with the requirements of SFAS No. 130 not already met.

      In June 1997, STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information," was also issued. This pronouncement is effective for fiscal years beginning after December 15, 1997 and requires disclosures about operating segments and enterprise-wide disclosures about products and services, geographic areas and major customers. Effective April 1, 1998, the Company will comply with the requirements of SFAS No. 131 and make the necessary disclosures.

      In April 1998, AICPA STATEMENT OF POSITION 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" was also issued. This pronouncement is effective for fiscal years beginning after December 31, 1998 and requires that costs of start-up activities, including organizational costs, should be expensed as incurred. CAI's adoption of this pronouncement in the 4th quarter of fiscal year ended March 31, 1998 did not have a material effect on CAI's financial position or results of operations.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - GOING CONCERN AND FINANCIAL RESTRUCTURING

GOING CONCERN

      CAI's recurring losses, restrictions on its ability to obtain additional financing, and substantial commitments raise significant doubt about the continuation of CAI as a going concern. For the year ending March 31, 1999, the Company is obligated to pay approximately $5.5 million for minimum license fees and channel lease payments, approximately $3.7 million for operating leases, approximately $3.5 million in wireless channel rights obligations including MMDS license auction fees, and to fund current operating costs. The Company projects that operating cash requirements will be approximately $20 million for the year ending March 31, 1999. Additionally, as of March 31, 1998, the Company had outstanding trade payables of approximately $4.9 million.

      The Company's business strategy has been to explore digital wireless cable services for its MMDS subscription television systems and alternative uses of its MMDS spectrum for a variety of applications, including data and voice transmission such as Internet access and telephony delivery services and to petition the Federal Communications Commission ("FCC") for the establishment of rules governing full two-way flexible use of the MMDS spectrum. In management's opinion, this strategy, if successful, will help meet current and perceived future competition and, in relation to obtaining a new strategic partner, show the flexibility and increased value of the Company's MMDS spectrum. In connection with achieving these objectives, CAI is committed through additional open purchase orders as of March 31, 1998 to spend approximately $1.8 million, primarily for capital expenditures associated with additional development of the Boston digital transmission facilities.

FINANCIAL RESTRUCTURING

      CAI's recurring losses, restrictions on its ability to obtain additional financing, and substantial commitments, raise substantial doubt about CAI continuing as a going concern as mentioned above. On a short-term basis, CAI has $45 million of 13% Senior Secured Notes (the "Secured Notes") due on June 30, 1998. See Note 8. On a long-term basis, CAI has substantial indebtedness which, beginning in the fiscal year ended March 31, 1999, will include significant debt service requirements. As of March 31, 1998, CAI had outstanding consolidated debt of $357,089,000.

      On or about the date of the filing of this Annual Report on Form 10-K, the Company intends to commence a pre-petition solicitation (the "Solicitation") of votes with respect to a prepackaged reorganization plan (the "Plan") from the holders of CAI's 12 1/4 % Senior Notes due 2002 (the "Senior Notes") and certain other impaired creditors. CAI has not yet commenced a reorganization case under Chapter 11 of the U.S. Bankruptcy Code (11 U.S.C.
<section><section>  101-  1330)(the  "Bankruptcy   Code").   If,  however,  CAI
receives the requisite votes indicating acceptance of the Plan, CAI intends to file a voluntary petition (the "Petition") under Chapter 11 of the Bankruptcy Code, and to seek, as promptly thereafter as practicable, confirmation of the Plan.

      CAI Wireless Systems, Inc. and one of its wholly-owned operating subsidiaries, Philadelphia Choice Television, Inc., a Delaware corporation ("Philadelphia Choice") are expected to file the Petition following the solicitation of certain CAI creditors. None of CAI's other subsidiaries, including any of the subsidiaries that are holders of MMDS licenses issued by the FCC or are lessees under MMDS excess capacity leases, will be parties to the Petition. In addition, the Company intends that only those claims against and interests in CAI specifically identified in the Plan (I.E., the holders of the Senior Notes, holders of certain subordinated indebtedness, holders of securities claims and holders of equity securities claims) will be impaired. The Company intends that all other holders of claims against CAI, including trade creditors, licensors and lessors, will be unimpaired claims against CAI.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - RESTRUCTURING (CONTINUED)

      The Company intends to continue to operate its business in Chapter 11 in the ordinary course and to seek to obtain the necessary relief from the Bankruptcy Court to pay its employees, trade and certain other creditors in full and on time. To fund its operations during the bankruptcy proceeding, the Company has arranged for Debtor-in-Possession financing (the "DIP Facility") in the principal amount of $60 million. The DIP Facility is expected to be provided by MLGAF, the Company's current senior lender. See Note 8 below. A portion of the proceeds of the DIP Facility will be used to repay all amounts owed under the Company's current senior facility (approximately $47.8 million , including interest and fees as of May 31, 1998). The balance of the DIP Facility will be used to fund operations and working capital throughout the bankruptcy proceeding. The Company intends to repay the DIP Facility out of the proceeds of a credit facility (the "Exit Facility") currently being sought by the Company. The Exit Facility is expected to be a two-year, senior facility in the principal amount of approximately $80 million, collateralized by all of the assets of the Company. A portion of the proceeds of the Exit Facility will be used to repay the DIP Facility in full, with the balance of the Exit Facility to be used to fund operations and working capital for the 12 months following the consummation of the Plan. The Company, in consultation with BT Alex. Brown Incorporated, its financial advisor, is actively seeking additional lending sources willing to participate in the Exit Facility. There can be no assurance, however, that the Company will be able to obtain the Exit Facility, or if able to obtain the Exit Facility, that the financing will be on terms and conditions satisfactory to the Company.

      The Plan contemplates that the holders of securities claims, debt securities claims, equity securities claims and equity securities interests, including the holders of CAI's common stock, without par value (the "CAI Common Stock"), and any and all options, warrants or other rights to acquire the CAI Common Stock will not receive or retain any property or interest in property on account of such claims.

      The Company expects that the Solicitation will be completed on or about July 27, 1998 and that the Company will file its Petition in the United States Bankruptcy Court for the District of Delaware shortly thereafter, assuming that the Company receives the requisite acceptances from the Solicitation.

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

Useful
                                                      LIFE               1998                      1997
Transmission equipment                             3-7 years          $26,729,489               $10,529,180
Subscriber equipment                               2-5 years           45,971,855                46,982,451
Leasehold improvements                             5-20 years           7,102,765                 1,124,354
Furniture and equipment                            3-7 years            4,339,192                 4,038,617
                                                                       ----------                ----------
                                                                       84,143,301                62,674,602
Less accumulated depreciation and amortization                         42,027,561                28,767,392
                                                                       ----------                ----------
                                                                       42,115,740                33,907,210
 Projects in process                                                    7,782,597                35,859,807
                                                                       ----------                ----------
                                                                      $49,898,337               $69,767,017
                                                                       ==========                ==========


      Subscriber equipment includes recoverable equipment (antennas, downconverters, set-top converters, and remote controls); non-recoverable equipment (wiring, connectors, and miscellaneous small parts); and installation costs (outside subcontractor charges, internal direct labor, and other related installation costs which are capitalized). The Company generally does not capitalize the cost of disconnecting or reconnecting subscribers.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

      The projects in process primarily represent costs incurred to date relative to establishing digital systems in Norfolk/Virginia Beach, VA and Boston, MA. The Boston project costs, net of write-downs, were reclassified to depreciable property and equipment, primarily transmission equipment, during the year ended March 31, 1998. In connection with building the Boston digital system in accordance with the Business Relationship Agreement with BANX which was later terminated, CAI abandoned certain improvements and wrote-off certain project costs of approximately $4 million for the year ended March 31, 1998 in addition to other project write-offs of approximately $2.6 million and $2 million for the years ended March 31, 1998 and 1997, respectively.

      Depreciation and amortization of property and equipment for the years ended March 31, 1998, 1997, and 1996 was $14.8 million, $14.9 million, and $12.9 million, respectively.

NOTE 4 - WIRELESS CHANNEL RIGHTS

      The Company has acquired wireless channel rights through direct negotiation with licenseholders and with sublessors of certain licenses and through business combinations. The Company's wireless channel rights are predominately lease arrangements, however, the Company is the direct licensee of certain licenses and has purchase options with respect to others. The Company's wireless channel rights are principally located in the New York City, Albany, Long Island, Buffalo, and Rochester, New York; Hartford, Connecticut; Norfolk/Virginia Beach, Virginia; Boston, Massachusetts; Philadelphia and Pittsburgh, Pennsylvania; Washington, D.C.; and Baltimore, Maryland markets.

      The lease and sublease agreements frequently require initial fees followed by monthly fees based on subscriber volume, subject to certain minimum fees. Some agreements require profit sharing with the licenseholders. The lease and sublease periods generally follow the periods corresponding to the actual FCC license dates with provisions for extensions upon license renewal from the FCC. The FCC licenses are typically granted for a ten-year period and there is no automatic renewal of such licenses. The use of such channels by the lessors is subject to regulation by the FCC and, therefore, the Company's ability to continue to enjoy the benefits of these leases is dependent upon the lessors' continuing compliance with applicable regulations. Most of the Company's leases provide that the lessor may negotiate lease renewals with only the Company and, if a renewal agreement is not reached within a specified time, grant the Company a right of first refusal to match any competing offers. Although the Company does not believe that the termination of or failure to renew a single channel lease would adversely affect the Company, several of such terminations or failures in one or more markets that the Company actively serves could have a material adverse effect on the Company.

      The Company is obligated as of March 31, 1998 to pay minimum fees to licenseholders or sublessors in future years as follows:

        Years ending
        MARCH 31,
           1999                             $  5,455,000
           2000                                5,670,000
           2001                                5,813,000
           2002                                5,678,000
           2003                                5,529,000
           Thereafter                          6,960,000
                                              ----------
             Total                           $35,105,000
                                              ==========

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - WIRELESS CHANNEL RIGHTS (CONTINUED)

      Lease expense for the years ended March 31, 1998, 1997, and 1996 was approximately $4.3 million, $3.7 million, and $1.7 million, respectively. The Company capitalizes wireless channel rights acquisition costs and initial fees and amortizes such costs when operations commence in the market to which they relate. The non-operating wireless channel rights, totaling approximately $45 million as of March 31, 1998, and $52 million as of March 31, 1997, will be amortized when the related market is either available for service or placed in service, whichever occurs first. Amortization of the wireless channel rights for the years ended March 31, 1998, 1997, and 1996 was $12 million, $9.9 million, and $6.5 million, respectively. The following is a summary of wireless channel rights:

                                                          1998                                1997
Cost of wireless channel rights                       $222,666,188                        $224,259,175
Less accumulated amortization                           28,615,396                          16,578,624
                                                       -----------                         -----------
                                                      $194,050,792                        $207,680,551
                                                       ===========                         ===========

      Wireless channel rights obligations are generally due within one year without interest. Wireless channel rights obligations of approximately $3.5 million, including FCC Auction obligations, are anticipated to become due in the fiscal year ending March 31, 1999.

NOTE 5 - EQUITY INVESTMENTS

CS WIRELESS SYSTEMS, INC. The Company's equity interest in CS Wireless increased from 50.7% to 60.0% on February 17, 1998 pursuant to the Termination and Purchase Agreement between CAI and BANX under which CAI reacquired 1,000,000 shares of CS Wireless from BANX valued at $2.4 million. The Company's equity interest in CS Wireless had increased from 47.7% to 50.7% as of September 30, 1997 due to the recission of a previously recorded transaction wherein CAI was to purchase the Portsmouth, NH wireless channel rights from Heartland Wireless Communications, Inc. ("Heartland") in exchange for approximately 314,000 shares of CS Wireless held by CAI. Additionally, the Company's investment in CS Wireless reflects an equity loss of $27.5 million and $17.6 million (based on CAI's pro-rata share of CS Wireless' net loss of $52.6 million and $28.5 million for the years ended December 31, 1997 and 1996, respectively) along with $2.4 million of amortization of the associated goodwill each year.

      Based on the depressed market condition of the wireless industry and CS Wireless' continuing losses, management has re-evaluated the goodwill associated with its investment in CS Wireless. During the year ended March 31, 1998, the goodwill portion of the CS Wireless investment was written off in the amount of $23.6 million.

      Pursuant to the terms of the Participation Agreement dated as of December 12, 1995, as amended by Amendment No. 1 to the Participation Agreement dated as of February 22, 1996, among the Company, CS Wireless and Heartland, each of the Company and Heartland, as the case may be, is subject to a true-up adjustment, calculated in accordance with the provisions of the Participation Agreement, in the event that the number of channels available to CS Wireless in any market contributed by such party is less than 16. The true-up adjustment for any such channel deficiency may be satisfied by the deficient party by delivering to CS Wireless either (i) cash, (ii) a 5-year promissory note, (iii) shares of CS Wireless stock, or (iv) any combination of the foregoing. The Company has been notified by Heartland that it believes there is a potential channel deficiency arising out of the number of channels delivered by the Company in connection with its contribution of MMDS assets relating to the Charlotte, North Carolina market. The Company believes that it has delivered 13 of the 16 required channels, and expects to be able to deliver at least three additional channels in Charlotte, NC from applications currently pending at the FCC. Heartland has advised the Company that it believes that the Company has delivered only 6 channels relating to the Charlotte market. The Company has disputed Heartland's position and is in discussion with Heartland on this issue. In the opinion of management of the Company, any settlement with Heartland would not have a material adverse effect on the Company's financial condition, liquidity, or results of operations.



                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - EQUITY INVESTMENTS (CONTINUED)

      The following are condensed versions of the Consolidated Balance Sheets of CS Wireless Systems, Inc. and subsidiaries as of December 31, 1997 and 1996 as presented in its Form 10-K for the year ended December 31, 1997:


1997                         1996
    ASSETS
Cash and cash equivalents                       $  74,564,000                 $113,072,000
Restricted cash                                     5,030,000                            -
Other current assets                                1,965,000                    3,278,000
Property and equipment, net                        50,519,000                   42,955,000
Wireless channel rights, net                      170,689,000                  172,953,000
Goodwill, net                                      48,243,000                   52,011,000
Assets held for sale                                        -                   19,366,000
Investment in and loans to equity affiliates        8,503,000                            -
Debt issuance costs, net                            8,260,000                    9,016,000
Other assets, net                                   2,930,000                    1,586,000
                                                  -----------                  -----------
                                                 $370,703,000                 $414,237,000
                                                  ===========                  ===========
     LIABILITIES AND EQUITY
Accounts payable and accrued expenses            $  8,652,000               $    6,655,000
Other current liabilities                           1,523,000                    1,043,000
FCC auction payable                                 4,396,000                    4,902,000
Long-term debt                                    283,903,000                  271,374,000
Deferred Income Tax                                         -                    5,429,000
Equity                                             72,229,000                  124,834,000
                                                  -----------                  -----------
                                                 $370,703,000                 $414,237,000
                                                  ===========                  ===========

      The following are condensed versions of the Consolidated Statements of Operations for CS Wireless Systems, Inc. and subsidiaries for the years ended December 31, 1997 and 1996 as presented in its Form 10-K for the year ended December 31, 1997:

Total revenues                                   $ 26,920,000                $ 22,738,000
                                                  -----------                 -----------
Operating expenses:
  Systems operations                               14,976,000                  13,258,000
  Selling, general and administrative              15,849,000                  13,934,000
  Depreciation and amortization                    26,858,000                  20,345,000
                                                  -----------                 -----------
   Total operating expenses                        57,683,000                  47,537,000
                                                  -----------                 -----------

     Operating loss                               (30,763,000)                (24,799,000)

Interest expense                                  (31,995,000)                (24,959,000)
Interest income                                     5,469,000                   6,600,000
Other                                                (705,000)                          -
                                                  -----------                 -----------
     Loss before income tax benefit               (57,994,000)                (43,158,000)
Income tax benefit                                  5,429,000                  14,631,000
                                                  -----------                 -----------
     Net loss                                    $(52,565,000)              $ (28,527,000)
                                                  ===========                 ===========
Loss per common share                                $  (4.94)                   $  (3.06)
                                                     ========                    ========

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - EQUITY INVESTMENTS (CONTINUED)

      TELQUEST SATELLITE SERVICES LLC. The Company's investment in TelQuest Satellite Services LLC ("TSS") reflects an equity loss of approximately $1.8 million based on CAI's pro-rata share of TSS' net loss of $7.1 million from inception to March 1998 (see Note 15). TSS has negative net worth of approximately $2.5 million at March 31, 1998, inclusive of a $411,567 receivable due from CAI in connection with the Company's initial investment in TSS (see Note 8).

NOTE 6 - DEBT SERVICE ESCROW

      The debt service escrow account was established to pay the first three years of interest on the Senior Notes. Reference is made to Note 8. The escrow is held in trust and consists of marketable government debt instruments that will mature by the next semiannual interest payment due in September 1998. At March 31, 1998, the debt service escrow account balance consisted of:

                                                        Gross Unrealized
                                    AMORTIZED COST            GAINS                 MARKET VALUE
Investments                          $16,360,503             $ 21,576               $16,382,079
                                                             ========
Cash balance                              20,575                                         20,575
Accrued interest                          37,844                                         37,844
                                      ----------                                     ----------
   Total escrow balance              $16,418,922                                    $16,440,498
                                     ===========                                    ===========

      The Company receives face value upon maturity of the securities in the escrow account with no gain or loss. Also the Company has a concentration of credit risk with respect to the investments in the escrow account which is mitigated by investing in marketable U.S. government debt instruments.

NOTE 7 - OTHER ASSETS

      Other assets consist of :

                                                            1998                      1997
Related party receivables                                $  954,223                $1,028,169
Deposits                                                  1,314,226                   637,143
Other                                                       793,331                 1,170,339
                                                         ----------                 ---------
                                                         $3,061,780                $2,835,651
                                                         ==========                ==========


NOTE 8 - DEBT

      Debt consists of the following:

                                                                        1998                          1997

SENIOR DEBT
 12 1/4 % Senior Notes due September 15, 2002(a)                   $275,000,000                   $275,000,000
NOTES PAYABLE
 Term notes due May 9, 2005(b)                                                -                     29,813,550
 Subordinated Note due October 1, 2005(b)                            30,000,000                              -
 Senior Secured Notes due June 30, 1998(c)                           45,000,000                              -
 Acquisition-related notes(d)                                         6,634,349                      6,799,029
 Due to TSS(e)                                                          411,567                              -
 Other                                                                   42,590                        174,017
                                                                    -----------                    -----------
                                                                   $357,088,506                   $311,786,596
                                                                    ===========                    ===========

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEBT (CONTINUED)

Scheduled maturities of debt at March 31, 1998 are as follows:

                   YEARS ENDING MARCH 31,
                            1999                                    $  45,729,755
                            2000                                          228,560
                            2001                                        5,485,120
                            2002                                          645,071
                            2003                                      275,000,000
                            Thereafter                                 30,000,000
                                                                      -----------
                                                                     $357,088,506
                                                                      ===========

(a) CAI completed an offering of $275 million of 12 1/4 % Senior Notes on September 29, 1995. The proceeds were used in part to pay the cash portions of certain acquisitions and to fund a debt service escrow account ("Escrow") pursuant to the Indenture dated as of September 15, 1995 (the "Indenture") governing the Senior Notes. The Indenture requires semi-annual interest payments (March and September) from Escrow. The principal amount of the Senior Notes is due in full on September 15, 2002. The Senior Notes are general unsecured obligations of CAI except for a first priority security interest in the Escrow and would rank equal with any other senior debt of the Company to be issued and senior to the Company's other debt with respect to right of payment. The Senior Notes are effectively subordinated to all collateralized debt to the extent of the value of assets collateralizing such debt. The Indenture also imposes certain limitations and restrictions on CAI, including the ability to incur additional indebtedness, pay dividends, make investments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, engage in unrelated businesses, and enter into mergers and/or consolidations without express consent.

(b) Two $15 million term notes at 14% issued to affiliates of NYNEX and Bell Atlantic ("BANX") were due on May 9, 2005. Interest accrued semi-annually on both principal and unpaid accrued interest. The term notes contained maintenance and compliance covenants including compliance with the Business Relationship Agreement and the covenants mentioned in (a) above. The original discount of $300,000 represented the value of the warrants issued with the term notes and was amortized over the term note period as interest expense. The interest rate increased to 16% from 14% per annum pursuant to an adjunct agreement with certain other BANX affiliates regarding licensing issues. For the years ended March 31, 1998 and 1997, interest expense on the term notes approximated $6.1 million and $5.7 million, respectively.

   Pursuant to the final termination of the business arrangement with BANX on February 17, 1998, the term notes (including accumulated interest) along with preferred equity securities held by BANX were acquired by MLGAF and exchanged on March 3, 1998 with CAI for a new $30 million 12% subordinated note (the "Subordinated Note") due October 1, 2005. The Statement of Operations for the year ended March 31, 1998 reflects an extraordinary net gain on debt restructuring, including a gain of approximately $10 million related to the accrued interest forgiven, net of the BANX payment and related closing costs. Interest on the Subordinated Note compounds semi-annually and is payable at maturity. The Subordinated Note is subordinate to the $45 million of 13% Senior Secured Notes currently held by MLGAF (see (c) below) and the Senior Notes. The Subordinated Note is a joint and severable obligation of CAI and certain of its wholly owned subsidiaries. The obligation of the subsidiaries to repay the Subordinated Note, however, is limited by the terms of the Indenture governing the Senior Notes.

(c) INTERIM DEBT FINANCING
   13% SENIOR SECURED NOTES. On November 25, 1997, the Company issued and sold $25 million of Secured Notes to MLGAF. CAI used approximately $17 million of the proceeds to repay all amounts outstanding under the F/C Credit Facility (defined below), and the remaining proceeds of approximately $7.3 million, net of expenses associated with this transaction, for working capital purposes and build-out of the Company's wireless cable business. On January 26, 1998, the Company issued and sold an additional $2 million Secured Note to MLGAF, and on February 17, 1998, the Company issued and sold an additional $18 million of Secured Notes in connection with the consummation of the BANX termination agreement.


                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEBT (CONTINUED)

   The Secured Notes are short-term obligations of CAI, maturing on June 30, 1998, and were issued and sold pursuant to the terms of a Note Purchase Agreement between CAI and certain of its wholly-owned subsidiaries and MLGAF, as amended from time to time (the "Note Purchase Agreement"). Interest at the rate of 13% per annum on the Secured Notes is payable at maturity. In addition to fees and expenses associated with the issuance and sale of the Secured Notes, CAI is required to pay a $730,000 commitment fee to MLGAF, which is also due at maturity. All outstanding amounts under the Note Purchase Agreement are expected to be converted into and deemed to be outstanding obligations under the DIP Facility.

   As collateral for the Secured Notes, CAI granted a blanket lien on all of its assets, including the stock of substantially all of its wholly-owned subsidiaries, as well as a pledge of its interests in CS Wireless and TSS. The Note Purchase Agreement contains covenants that are usual and customary for transactions of this type, including a series of negative covenants intended to preserve the value of the collateral pledged by CAI for the benefit of MLGAF.

   FOOTHILL CAPITAL CREDIT FACILITY. On November 25, 1997, the Company used a portion of the proceeds from the issuance of the Secured Notes to repay all amounts outstanding and owing to Foothill Capital Corporation and affiliates of Canyon Capital Management, L.P. (the "F/C Lenders") under the credit facility provided by the F/C Lenders (the "F/C Credit Facility") to CAI in June 1997. At the time of repayment, there was approximately $17.3 million outstanding under the F/C Credit Facility, consisting of $15.3 million representing the principal amount of the loans outstanding under the F/C Credit Facility; a $1.6 million fee, and $350,000 representing interest on the outstanding loans and fees.

   The repayment of the F/C Credit Facility in November 1997 represented the early termination of the F/C Credit Facility. Prior to its termination and repayment in full, the Company executed a series of continuing waiver agreements, which waived compliance by the Company with certain post-closing requirements, increased the interest rates payable on the obligations outstanding under the F/C Credit Facility, and imposed additional and/or modified existing covenants relating to various items, including sales of non-core assets, certain fundamental changes to the Company and the Company's ability to incur additional indebtedness. All of the waivers executed and delivered by the Company to the F/C Lenders contained a general release of the F/C Lenders. A final general release was required of and delivered by the Company in connection with receipt of the pay-off letter issued by the F/C Lenders in connection with the repayment of all Company obligations under the F/C Credit Facility. The early termination of the F/C Credit Facility resulted in the Company recording a third quarter extraordinary charge of approximately $4.7 million, representing the costs associated with the F/C Credit Facility that the Company was originally amortizing over the two-year term of the F/C Credit Facility.

 (d) The notes payable for acquisitions consist of (1) a series of notes in the aggregate amount of $2.8 million relating to the Baltimore Asset purchase due on September 29, 2000, with interest payable quarterly at 8% per annum through September 1998 and 12% per annum thereafter to maturity. The notes are subordinated to all other CAI obligations for borrowed money unless, by its terms, such obligations are not Senior Indebtedness and all other obligations collateralized by liens or a security interest on CAI property; and (2) acquisition notes payable reflecting the notes issued to Mr. Bott and the Bott Family Trust in connection with the purchase of four corporations with wireless channel rights. Three Bott corporations were acquired on March 31, 1994 partly through the issuance of notes with a face value of $3.8 million, discounted to $2.9 million based on an imputed interest rate of 8.5%. Another Bott corporation was acquired in January 1996 partly through the issuance of a note with a face value of $1.4 million, discounted to $757,000 based on an imputed interest rate of 12 1/4 %. Each of the Bott notes is collateralized by the common stock of the company acquired and mature through January 2002.

(e) The $411,567 payment to TSS reflects the final cash portion of the Company's initial investment in TSS which was scheduled for payment on June 1,1998; paid early on April 1, 1998.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEBT (CONTINUED)

      Pursuant to CAI's debt instruments, CAI is restricted from incurring additional indebtedness (except in connection with purchases of goods and services in the ordinary course of business, and other ordinary course indebtedness permitted thereunder), granting liens to secure repayment of indebtedness, making investments (other than investments specifically permitted thereunder), paying dividends, disposing of assets, entering into any merger, consolidation, reorganization, or recapitalization plan, retiring long-term debt, or making any acquisitions without the prior consent of the lenders.

NOTE 9 - INCOME TAXES

      The components of the consolidated income tax benefit for the years ended March 31, 1998, 1997, and 1996 are as follows:

                       1998                     1997                      1996
Current             $      -                 $         -               $         -
Deferred                   -                  15,000,000                12,000,000
                     -------                  ----------                ----------
    Total           $      -                 $15,000,000               $12,000,000
                     =======                  ==========                ==========

      The primary items giving rise to the difference between the federal statutory tax rate and the Company's effective tax rate is the recognition of certain tax benefits associated with acquisitions as a reduction to goodwill under the purchase accounting rules for the year ended March 31, 1996 and the establishment of a valuation allowance against deferred tax assets for the years ended March 31, 1998 and 1997.

      The significant components of deferred tax assets (liabilities) are as follows:

                                        1998                     1997                     1996
Net operating loss carryovers       $103,213,000            $ 72,100,000             $ 24,915,000
Intangibles                          (31,911,000)            (32,635,000)             (34,841,000)
Investment in CS Wireless             (6,305,000)            (18,726,000)             (24,000,000)
Property and equipment                  (908,000)             (2,352,000)              (1,434,000)
Other, net                               306,000                 513,000                  (50,000)
                                     -----------              ----------               ----------
  Total net deferred tax asset
  (liability)                         64,395,000              18,900,000              (35,410,000)
Less: Valuation allowance            (64,395,000)            (18,900,000)                       -
                                      ----------              ----------               ----------
Net deferred tax liability          $          -             $         -             $(35,410,000)
                                    ============             ===========             ============

A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. Accordingly, the Company has recorded a full valuation allowance. The deferred tax assets recorded reflects management's estimate of the amount which will be realized based upon current operating results and contingencies. During the year ended March 31, 1997, the valuation allowance established in the amount of $18.9 million was increased by approximately $45.5 million during the year ended March 31, 1998.

      The Company had available as of March 31, 1998 approximately $258 milion of net operating loss carryforwards that expire during the period from March 31, 1999 to March 31, 2013, of which $115,000 will expire during the fiscal year ending March 31, 1999. The use of these carryforwards are limited on an annual basis pursuant to the Internal Revenue Code due to certain changes in ownership and equity transactions.

NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

CASH AND CASH EQUIVALENTS. The carrying amount approximates fair value because of the short maturities of those instruments.

DEBT SERVICE ESCROW. The fair values of the investments in the debt service escrow are estimated based on market values.

DEBT. The fair value of the Company's debt is based on quoted market prices for its publicly traded Senior Notes. The remaining debt is valued based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt with similar remaining maturities. The fair value of debt maturing within twelve months is estimated to be its carrying value.

                                       Carrying Amount                              Fair Value
                                -----------------------------             --------------------------------
                                    1998              1997                   1998                 1997
Cash and cash equivalents       $ 1,275,020       $ 10,471,918            $ 1,275,020        $  10,471,918
Restricted cash                   9,134,651                  -              9,134,651                    -
Debt service escrow              16,418,922         47,865,389             16,440,498           47,719,140
Debt
 Senior Notes                   275,000,000        275,000,000             77,000,000          129,250,000
 Term notes and other            82,088,506         36,786,596             57,493,506           21,073,046

NOTE 11 - COMMITMENTS AND CONTINGENCIES

PROGRAMMING CONTRACTS. In connection with its distribution of television programming, the Company has fixed-term contracts with various program suppliers, such as HBO, Showtime, CNN, MTV, USA, and A&E. Contract terms range in length from one year to ten years and expire at various dates through 2011. Most contracts are subject to automatic renewal upon expiration unless notice is given, by either party, of intent not to renew. These contracts require the Company to pay fees to programmers based on the number of subscribers.

Purchase Commitments. As of March 31, 1998, the Company had approximately $1.8 million of outstanding purchase orders, primarily relating to equipment and technical work for the digital projects.

RETIREMENT PLAN. Effective April 1, 1996, the Company sponsored a defined contribution pension plan pursuant to Internal Revenue Code section 401(k), covering substantially all of its employees. Contributions are withheld from participating employees with the Company matching 50% of the first 5% of covered employees wages withheld and contributed to the plan, which amounted to $114,700 and $114,000 for the years ended March 31, 1998 and 1997, respectively.

Legal Proceedings. CAI has been named in six class action lawsuits alleging various violations of the federal securities laws filed in the United States District Court for the Northern District of New York. The actions were consolidated into one lawsuit entitled IN RE CAI WIRELESS SYSTEMS, INC. SECURITIES LITIGATION (96-CV-1857) (the "Securities Lawsuit"), which is currently pending in the Northern District of New York. The amended, consolidated complaint, which names the Company, Jared E. Abbruzzese, chairman and chief executive officer of the Company, John J. Prisco, president, chief operating officer and a director of the Company, and Alan Sonnenberg, formerly the president of the Company, as defendants, alleges a variety of violations of the anti-fraud provisions of the Federal securities laws by CAI arising out of its alleged disclosure (or alleged omission from disclosure) regarding its Internet and other flexible use of MMDS spectrum, as well as its business relationship with Bell Atlantic and NYNEX. Specifically, the complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated under the Exchange Act during the specified Class Period (May 23, 1996 through December 6, 1996).

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

      The Securities Lawsuit is in its preliminary stages. A scheduling conference was held on June 3, 1997, at which the briefing schedule for defendants' motion to dismiss was agreed upon among the parties. The defendants' motion to dismiss was heard by the Northern District of New York on October 17, 1997 and is still pending. While the motion is pending, all other deadlines affecting motions and discovery have been postponed.

      The Company and individual defendants are contesting the Securities Lawsuit vigorously and believe it is entirely without merit at this time. Accordingly, management believes the Securities Lawsuit will not have a material adverse effect on the Company's earnings, financial condition or liquidity.

      The Company is also a defendant in JOE HAND PROMOTIONS, INC. V. 601 L&P, INC. V. CAI WIRELESS SYSTEMS, INC. and JOE HAND PROMOTIONS, INC. V. CAI WIRELESS SYSTEMS, INC. D/B/A POPVISION WIRELESS CABLE pending in the U.S. District Court for the Eastern District of Pennsylvania. These actions arise out of the alleged improper broadcasts of certain sporting events in commercial establishments in violation of Federal statutes. The plaintiff is the exclusive distributor of such sporting events in the greater Philadelphia area for commercial establishments, and has alleged the improper broadcast by CAI in approximately five instances. The lawsuits are in preliminary stages and are being vigorously defended by CAI.

NOTE 12 - SHAREHOLDERS' EQUITY (DEFICIT)

      On February 17, 1998, the Company consummated a series of transactions, including the purchase by the Company of the remaining interest of BANX under the BR Agreement in which $15.7 million of interest on the BANX Term Notes was forgiven along with $32.4 million of accrued dividends. In addition, the preferred stock MLGAF acquired from BANX in the amount of $69.3 million was given to CAI and contributed to capital. In conjunction with the BANX termination transactions on March 3, 1998, MLGAF exchanged the BANX Securities acquired together with accrued but unpaid interest and dividends thereon, for a $30 million 12% subordinated note due 2005 and exchanged the BANX warrants for 2,500 shares of CAI common stock valued at $1,350.

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

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      The stock capitalization of the Company is as follows:

                                                      Shares Authorized                    Shares Issued and Outstanding
     CLASS OF  STOCK                                AS OF MARCH 31, 1998              MARCH 31, 1998              MARCH 31, 1997
Preferred stock
  14% Senior convertible preferred stock,
   par value $10,000 per share                             15,000                               -                       7,000
                                                       ----------                       ---------                   ---------
  Series preferred stock, no par value
   Series A 8% redeemable convertible
    preferred stock, no par value                         350,000                               -                           -
   Undesignated                                         4,650,000                               -                           -
                                                       ----------                       ---------                   ---------
    Total series preferred stock                        5,000,000                               -                           -
                                                       ----------                       ---------                   ---------
  Voting preferred stock, no par value                  2,000,000                               -                           -
                                                       ----------                       ---------                   ---------
    Total preferred stock                               7,015,000                               -                       7,000
                                                       ==========                       =========                   =========
Common stock, no par value                            100,000,000                      40,543,039                  40,540,539
                                                      ===========                      ==========                  ==========

      A summary description of the Company's equity instruments follows:

      14% SENIOR CONVERTIBLE PREFERRED STOCK. The Senior Preferred Stock has a 14% cumulative dividend, payable quarterly and is convertible into Voting Preferred Stock based on a formula prescribed in the terms of the Senior Preferred Stock for a period of five years commencing on September 29, 1995. The terms of the Senior Preferred Stock require mandatory redemption at par plus any accrued dividends on September 29, 2005, absent any conversion. As of March 31, 1998, there were no shares of Senior Preferred Stock issued and outstanding.

      VOTING PREFERRED STOCK. The Voting Preferred Stock is convertible into CAI Common Stock, initially at the rate of 100 shares of CAI Common Stock for one share of Voting Preferred Stock. The terms include a conversion feature wherein each outstanding share of Voting Preferred Stock shall automatically be converted into shares of CAI Common Stock based on enumerated conditions and/or events. Voting rights are based on the underlying shares of Common Stock per share of Voting Preferred Stock. Additionally, holders of the Voting Preferred Stock are entitled to receive dividends if, as, or when a dividend is declared on shares of CAI Common Stock and in an amount based on the underlying shares of CAI Common Stock per share of Voting Preferred Stock. In the event of liquidation or dissolution, Voting Preferred Stock is subject to the prior rights of the Senior Preferred Stock but ahead of the CAI Common Stock in an amount equal to the underlying shares of CAI Common Stock per share of Voting Preferred Stock. As of March 31, 1998, there were no shares of Voting Preferred Stock issued and outstanding.

      WARRANTS. Warrants entitle the holder thereof to purchase Common Stock pursuant to the terms and conditions contained in the warrant agreements.

      OPTIONS.   Options  entitle the holder thereof to purchase  Common  Stock pursuant to terms and conditions contained in the Option Agreements or Option Plans.

      COMMON STOCK. The Company's Common Stock is without par value and carries one vote per share. Holders of CAI Common Stock are entitled to dividends if, as, or when declared out of funds legally available which consists of current or accumulated earnings. The Company currently has an accumulated deficit. In liquidation or dissolution, all preferred stock including accumulated dividends thereon must be satisfied before holders of Common Stock receive any distribution. As of March 31, 1998, there were 40,543,039 shares of Common Stock issued and outstanding.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - OPTIONS AND WARRANTS

STOCK OPTION PLANS

      INCENTIVE AND NONQUALIFIED STOCK OPTION PLANS. The Company's 1995 Incentive Stock Plan (the "1995 Plan") provides for the grant of incentive stock options qualifying under Section 422 of the Internal Revenue Code ("ISO's"), non-qualified stock options ("NQSO's"), stock appreciation rights, performance shares and restricted stock or any combination of the foregoing, as the Compensation Committee of the Board of Directors (the "Committee") may determine. The 1995 Plan will expire on March 27, 2005. The number of shares available for grants is 1.2 million shares and the 1995 Plan is administered by the Committee. Vesting and the per share exercise price for stock options granted under the 1995 Plan, which will not be less than 100% of the fair market value per share of common stock on the date the option is granted, is determined by the Committee at the time of grant. As of March 31, 1998, the Company had granted options under this plan to purchase approximately 1.2 million shares of common stock at a weighted average price of $1.58 per share.

      In November 1993, the Company adopted its 1993 Stock Option and Incentive Plan (the "1993 Plan"). Under the 1993 Plan, options to purchase an aggregate of not more than 1 million shares of common stock may be granted, from time to time, to key employees (including officers), advisors and independent consultants to the Company or to any of its subsidiaries. Options granted to officers and employees may be designated as ISO's or NQSO's. Options granted to independent consultants and other nonemployees may only be designated as NQSO's. The 1993 Plan is administered by the Committee. Vesting and the per share exercise price for stock options granted under this Plan, which will not be less than 100% of the fair market value per share of common stock on the date the option is granted, is determined by the Committee at the time of grant. As of March 31, 1998, the Company had granted options under this plan to purchase 996,500 shares of common stock at a weighted average price of $1.74 per share.

      OUTSIDE DIRECTORS' OPTION PLAN. In October 1996, the Company adopted the 1996 Outside Directors' Stock Option Plan (the "1996 Directors' Plan"). Under the 1996 Directors' Plan, options to purchase an aggregate of not more than 45,000 shares of common stock will be granted from time to time to nonemployee directors. Each qualifying director shall be granted an option to purchase 7,500 shares at a price not less than 100% of fair market value on the date of the grant. Such option shall vest: 25% on the date of grant, and 25% on each of the second, third, and fourth anniversaries of the grant. These options are exercisable for a period of ten years, but not before an initial six-month period. As of March 31, 1998, the Company had granted options under this plan to purchase 30,000 shares of common stock at a weighted average price of $1 per share.

      In October 1993, the Company adopted the 1993 Outside Directors' Option Plan (the "1993 Directors' Plan"). Under the 1993 Directors' Plan, options to purchase an aggregate of not more than 30,000 shares of common stock may be granted from time to time to nonemployee directors. These options will vest at the rate of 20% a year over five years, beginning one year after date of grant and are exercisable for a period of seven years. The exercise price for stock options granted under the 1993 Directors' Plan will not be less than 100% of the fair market value of the common stock on the grant date. As of March 31, 1998, the Company had granted outstanding options under this plan to purchase 8,334 shares of common stock at $1 per share.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - OPTIONS AND WARRANTS (CONTINUED)

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

                                                     Years Ended March 31,
                                   -----------------------------------------------------------
                                        1998                   1997                   1996
Net loss:
       As reported                 $ (230,073,254)        $ (82,298,207)         $(40,985,572)
         Pro forma                   (236,615,254)          (88,839,207)          (42,942,572)
Loss per common share:
       As reported                       (6.02)                 (2.38)                (1.73)
         Pro forma                       (6.18)                 (2.54)                (1.80)

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


                                      1998                   1997                   1996
Dividend yield                        0.0%                   0.0%                   0.0%
Risk free interest rate               5.8%                   6.0%                   6.0%
Expected life (years)                 2.6                    3.6                    9.2
Volatility                            1.0                    0.99                   0.72



      OPTION  ACTIVITY.   A summary of the status of the Company's stock option
plans as of March 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                   1998                                1997                              1996
                         -------------------------        -----------------------------     -----------------------------
                                          Weighted-                         Weighted-                           Weighted-
                                          Average                           Average                             Average
                                          Exercise                          Exercise                            Exercise
                            SHARES         PRICE            SHARES           PRICE              SHARES           PRICE
Outstanding, beginning    2,195,937        $4.91          1,274,134          $7.74               941,834         $12.29

Granted                   1,986,062        $1.01          1,071,803          $2.20             1,756,800          $8.52

Forfeited                (1,961,062)       $4.82           (150,000)         $7.75            (1,424,500)        $11.69
                         ----------                       ---------                           ----------

Outstanding, ending(a)    2,220,937        $1.64          2,195,937          $4.91             1,274,134          $7.74
                         ==========                       =========                           ==========

Fair value of options
- granted                                  $0.72                             $1.57                                $6.43


(a) Reflects the repricing of all outstanding options granted to optionees employed by the Company as of March 9, 1998 to $1 per share. The repricing was recorded as a forfeiture of the original options granted and the simultaneous grant of new options on the same terms but at the revised exercise price $1 per share.

The total number of shares of common stock reserved for options is 2,275,000 as of March 31, 1998.
                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - OPTIONS AND WARRANTS (CONTINUED)

      The  following  table  summarizes   information   about   stock   options
outstanding at March 31, 1998:

                   OPTIONS OUTSTANDING                                                         OPTIONS EXERCISABLE
-----------------------------------------------------------------------------             -------------------------------
                                             Weighted-
                                              Average              Weighted-                                 Weighted-
       RANGE OF             Number           Remaining             Average                   NUMBER           Average
   EXERCISE PRICES       OUTSTANDING       CONTRACTUAL LIFE     EXERCISE PRICE            EXERCISABLE      EXERCISE PRICE
 $1.00 to $2.13           2,015,337             8.13 years               $1.02             1,764,137          $1.03

 $6.63 to $8.00             205,600             8.09 years               $7.72               205,600          $7.72
                          ---------                                                        ---------
                          2,220,937                                                        1,969,737
                          =========                                                        =========


WARRANTS

      THE BANX WARRANTS. The BANX Warrants to purchase Voting Preferred Stock were canceled in the March 3, 1998 BANX termination transactions (reference is made to Note 12).

      COMMON STOCK WARRANTS. Outstanding warrants, except for those issued to the BANX Partnership, are as follows:

                                              Weighted-Average            Number of
                                              EXERCISE PRICE              Warrants
Outstanding, March 31, 1995                     $9.40                     2,020,578
   Issued(1)                                        -                       289,963
                                                                          ---------
Outstanding, March 31, 1996                     $7.72                     2,310,541
   Issued(1)                                        -                       616,912
   Exercised                                    $0.25                       (75,000)
                                                                          ---------
Outstanding, March 31, 1997 and 1998            $6.24                     2,852,453
                                                                          =========


      (1) The warrants issued and certain warrant exercise prices revised during the years ended March 31, 1997 and 1996 were pursuant to anti-dilutive clauses in agreements relating to the warrants.

      The average purchase price of outstanding common stock warrants at March 31, 1998, 1997 and 1996 was $6.24, $6.24, and $7.72 per share, based on an
aggregate   purchase   price  of  $17,811,114,  $17,811,114,  and  $17,829,083,
respectively. Outstanding warrants will expire over a period ending no later than January 2000.

NOTE 14 - OPERATING LEASES

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

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - OPERATING LEASES (CONTINUED)

      The Company leases vehicles for customer service and other corporate use. The agreements are non-cancelable, expire through October 2001 and require various monthly payments. The Company is responsible for normal maintenance and insurance.

      Additionally, the Company leases certain office and broadcast test equipment under various lease agreements for periods up to thirty-six months. The Company pays various monthly payments and is required to maintain and insure such equipment.

      The approximate minimum rental commitments for operating leases as of March 31, 1998 due in future years are as follows:

                    YEARS ENDING MARCH 31,
                1999                                          $  3,674,000
                2000                                             2,980,000
                2001                                             2,604,000
                2002                                             1,573,000
                2003                                             1,180,000
                Thereafter                                       5,749,000
                                                                ----------
                    Total                                      $17,760,000
                                                                ==========

      Total rent expense for the years ended March 31, 1998, 1997, and 1996 was approximately $3.8 million, $3.3 million, and $2.5 million, respectively.

NOTE 15 - RELATED PARTY TRANSACTIONS

      INSTALLATION SERVICES. In October 1996, two of CAI's employees formed Telecom Service Support LLC ("Telecom"), to provide subscriber installation, service calls, and warehouse service to the subscription television industry. CAI incurred approximately $452,000 and $348,000 for such services during the years ended March 31, 1998 and 1997, respectively. Additionally, CAI has advanced $20,000 and $80,000, provided leased vehicles, and provided certain facility space to Telecom for the years ended March 31, 1998 and 1997, respectively.

      FLIGHT SERVICES. CAI periodically charters an airplane from Wave Air, Inc., which is primarily owned by Jared E. Abbruzzese, chairman and chief executive officer of the Company, in order to carry out business when airline schedules are not compatible. Wave Air charges CAI for this service on an hourly basis at or below market rates. Transactions with Wave Air, Inc. amounted to approximately $154,000, $278,000, and $103,000 for the years ended March 31, 1998, 1997, and 1996, respectively.

      RELATED PARTY LOANS. During the year ended March 31, 1997, CAI loaned $800,000 to Haig Capital L.L.C. ("Haig Capital") and $200,000 to TelQuest Communications, Inc., entities in which Mr. Abbruzzese is a principal member and stockholder, respectively, of which approximately $175,000 was repaid by Haig Capital. In March 1997, Mr. Abbruzzese combined a $19,000 February 1997 loan from CAI, the remaining obligation of Haig Capital, accrued interest on both loans, and an additional $100,000 advance in April 1997 into one personal demand obligation, collateralized by equity in Haig Capital, bearing interest at 14% per annum. The balance was $695,009 as of March 31, 1998 after an October 1, 1997 repayment of $85,045. Additionally in June 1998, Mr. Abbruzzese made a $45,000 payment on the obligation, reducing the principal balance to $650,009.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RELATED PARTY TRANSACTIONS (CONTINUED)

      TELQUEST SATELLITE SERVICES. TSS is a joint venture between the Company, CS Wireless and TelQuest Communications, Inc., a company controlled by Mr. Abbruzzese, formed on August 4, 1997 for the purpose of developing and operating satellite systems providing digital services. In connection with the Company's $5 million investment in TSS, the Company made four cash payments to satisfy the $2.5 million cash portion of its investment in TSS. A $200,000 loan to TelQuest Communications was contributed to TSS for which CAI received a credit (including accrued interest) against the cash portion of its investment obligation. The Company has also contributed a combination of equipment (made available to TSS under the terms of a five-year renewable lease) and cash (in lieu of equipment) in an amount equal to approximately $2.1 million as part of the $2.5 million equipment portion of the Company's $5 million investment in TSS. A final payment of $411,567 was made on April 1, 1998. In return for CAI's $5 million investment in TSS, CAI received a 25% interest in TSS, which interest is subject to dilution upon the occurrence of certain events.

      INTEREST INCOME. Interest earned on all related party loans approximated $112,700 and $63,400 for the years ended March 31, 1998 and 1997, respectively.

      EQUIPMENT SALES AND PURCHASES. During the year ended March 31, 1998, CAI sold to CS Wireless approximately $3,706,000 of excess equipment at a gain of $116,000 primarily from the Boston Project that was not needed for the Boston operation. Additionally, during April 1997, CAI placed purchase orders approximating $1,612,000 with CS Wireless for equipment needed for the Boston Project, taking advantage of CS Wireless' favorable pricing arrangements with its vendor. In March 1997, CAI purchased certain used equipment for $107,000 for the Boston Project from Haig Capital. All equipment purchased from Haig by CAI was sold by Haig to CAI at or below fair market value for such items.

      SATELLITE PROJECTS. The Company has pursued three satellite ventures in addition to its investment in TelQuest Satellite Services LLC (described more fully below). These ventures have been pursued by the Company through the following wholly-owned subsidiaries (collectively, the "Satellite Subsidiaries"): (i) MMDS Satellite Ventures, Inc., which was formed for the purpose of pursuing Ku-band satellite opportunities; (ii) CAI Data Systems, Inc., an entity formed for the purpose of pursuing Ka-band satellite opportunities, and (iii) CAI Satellite Communications, Inc., an entity formed for the purpose of pursuing V-band satellite opportunities.

      MMDS Satellite Ventures, Inc. has been inactive since the summer of 1997 as a result of a lack of interest on the part of any potential joint venture partner in pursuing a Ku-band satellite strategy. CAI Data Systems, Inc. announced on July 23, 1997 that it had filed an application with the FCC to construct, launch and operate a Ka-band satellite. The application, which is currently pending before the FCC, contemplates a July 1999 launch date for the satellite. The estimated cost of constructing and launching the satellite is approximately $292.5 million, which Data Systems plans to finance through the issuance of its own debt and/or equity securities. There can be no assurance that Data Systems' application will be granted by the FCC or, if granted, that Data Systems will be able to secure financing necessary to construct and launch a satellite. CAI Satellite Communications, Inc. filed a V-band application with the FCC on September 25, 1997 for the same orbital slots that were identified in CAI Data's Ka-band application. The application is currently pending FCC review. The identical orbital slots were applied for in the V-band application in an effort to permit CAI to co-locate satellites in the same orbit, possibly saving enormous launch costs at the appropriate time. Before the FCC can grant any orbital position in the V-band, it must first file a request with the World Radio Conference for the United States to be allocated the particular V-band frequency. CAI has expended approximately $344,000 on these entities to date, including approximately $87,500 for FCC filing fees.

      The Satellite Projects Committee (the "Satellite Committee") of the Board of Directors of the Company has authorized the sale of up to one-half of the equity interests in these entities to Haig Capital, LLC ("Haig Capital"), an entity in which Jared E. Abbruzzese, chairman and chief executive officer of the Company, is a majority member. Under the terms of the transaction approved by the Satellite Committee, the Company would transfer one-half of the equity in the Satellite Subsidiaries to Haig Capital in exchange for Haig Capital's agreement to fund the future capital and other expenditures, including salaries and benefits of certain employees, of the Satellite Subsidiaries up to the amount expended to the date of transfer of such equity interest by CAI. From and after the date that Haig Capital has matched the capital investment made by the Company, Haig Capital and the Company would bear the on-going costs on a pro rata basis. The consummation of this transfer is subject to approval by MLGAF, the Company senior secured lender.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RELATED PARTY TRANSACTIONS (CONTINUED)

      ENGINEERING AND SPECTRUM MANAGEMENT SERVICES. The Company has arrangements with CS Wireless for the provision of engineering and spectrum management services by CAI personnel to CS Wireless. CAI provides engineering consulting services to CS Wireless in connection with digital build-out by CS Wireless of its Dallas market. CAI is paid $10,000 per month for such consulting services, and is to be reimbursed for all reasonable expenses incurred by CAI personnel in the performance of the consulting services.

      CAI also provides spectrum management services and subleases office space in CAI's Arlington, Virginia office to CS Wireless. Up to 20% of the professional time of Mr. Gerald Stevens-Kittner, CAI's Senior Vice President - Spectrum Management, is devoted to CS Wireless spectrum management matters, including regulatory issues before the FCC, for which CS Wireless pays Mr. Stevens-Kittner directly. CAI charges CS Wireless a pro rata portion of the monthly rent payment for CAI's Arlington office space, reflecting the office space used by one full-time CS Wireless employee resident in the Arlington office.

                                     PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF CAI WIRELESS SYSTEMS, INC.

      The following table sets forth certain information concerning each of the Company's directors and executive officers:

      NAME                         Age                     Position with Company
Jared E. Abbruzzese                43         Chairman, Chief Executive Officer and Director (1)
John J. Prisco                     42         President, Chief Operating Officer and Director (1)
James P. Ashman                    44         Executive Vice President, Chief Financial Officer and Director(1)
Gerald Stevens-Kittner             45         Senior Vice President - Spectrum Management
Bruce W. Kostreski                 47         Senior Vice President - Engineering; Chief Technical Officer
Arthur J. Miller                   39         Vice President and Controller
George M. Williams                 57         Secretary, Treasurer and Director
Arthur C. Belanger                 72         Director(2)(4)
Harold A. Bouton                   54         Director(3)(4)
David M. Tallcott                  52         Director(2)(3)
Robert D. Happ                     57         Director(2)(3)(4)

(1) Member of Executive Committee. The Executive Committee conducts the affairs and business of the Company between meetings of the Board of Directors.
(2) Member of Audit Committee. The Audit Committee assists the Board of Directors in fulfilling its responsibilities with respect to the Company's accounting and financial reporting activities.
(3) Member of Compensation Committee. The Compensation Committee determines the compensation to be paid by the Company to its officers and administers the 1995 and 1993 Stock Option Plans, the 1993 Outside Directors' Option Plan, the 1996 Outside Directors' Option Plan and the Executive Severance Pay Plan.
(4) Member of the Satellite Projects Committee. The Satellite Projects Committee evaluates the participation by the Company in any and all satellite projects presented to the Company.

      The Certificate of Incorporation and the Bylaws of the Company, as amended, provide for a minimum of three and a maximum of eleven members of the Company's Board of Directors (the "Board") and permit the Board to specify the number of directors within that range by resolution. The Board has currently established the size of the Board at nine members. One vacancy currently exists on the Board, arising out of the resignation in November 1997 of Alan Sonnenberg. All directors hold office until their successors have been elected and qualified. The Company has agreed with Gerard Klauer Mattison & Co., LLC, the representative of the Underwriters of the Company's initial public offering of Common Stock (the "Representative"), that for the five-year period ending February 1999, the Company will use its best efforts to cause, if requested by the Representative, an individual selected by the Representative and reasonably acceptable to the Company to be elected to the Board who may be an officer, director or affiliate of the Representative. To date, the Representative has made no such request.

      JARED E. ABBRUZZESE has been the Chairman, Chief Executive Officer and a director of the Company since its formation in August 1991. From August 1992 until September 1993, Mr. Abbruzzese served in various capacities for the prior operator of a wireless cable system in Albany, NY. Mr. Abbruzzese served as President of The Diabetes Institute Foundation in Virginia Beach, Virginia from October 1988 until August 1991. Since February 1996, Mr. Abbruzzese has served as Chairman and Chief Executive Officer of CS Wireless.

      JOHN J. PRISCO has been President, Chief Operating Officer and a director of CAI since March 1, 1996. Mr. Prisco came to CAI from Bell Atlantic Network Services, Inc., where he spent the last three years there as a corporate officer, most recently as President of CellularVision of New York, the only LMDS (28 GHz) wireless cable operator in the U.S. In 1986, Mr. Prisco founded Penn Access Corporation, which operated a fiber optic network in the greater Pittsburgh, PA area. Mr. Prisco served as President and Chief Executive Officer of Penn Access until its sale in 1993 to Tele-Communications, Inc. Penn Access currently operates as part of the Teleport Communications Group.

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

      GERALD STEVENS-KITTNER joined the Company as Senior Vice President - Regulatory and Governmental Affairs in March 1996, and currently serves as Senior Vice President - Spectrum Management overseeing the Company's portfolio of owned and leased MMDS and ITFS spectrum. Prior to joining the Company, Mr. Stevens-Kittner was a partner in the national law firm of Arter & Hadden, where he practiced extensively in the area of telecommunications law. He holds a JURIS DOCTOR from George Washington University National Law Center.

      BRUCE W. KOSTRESKI joined the Company as Senior Vice President - Engineering in March 1996, and became the Company's Chief Technical Officer in March 11, 1997. Prior to joining CAI, Mr. Kostreski was employed by Bell Atlantic Corporation in a variety of capacities since 1980. Mr. Kostreski's last position with Bell Atlantic was that of Executive Director-Corporate Development. Mr. Kostreski is the primary or sole inventor of 13 patents relating to fiber optics, digital subscriber line (DSL), video and wireless networks.

      ARTHUR J. MILLER has been Vice President, Controller and Chief Accounting Officer since May 1997. Prior to joining CAI, Mr. Miller was employed by Tyco Toys, Inc., an international toy manufacturer, since June 1986, most recently as Vice President of Finance. Mr. Miller is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

                            GEORGE M. WILLIAMS has been Treasurer and Secretary
of the Company since December 1995. Mr. Williams served as the Company's Chief Administrative Officer from December 1995 until January 1998, when he became general manager of the Company's Albany and Rochester, NY operating systems. Mr. Williams previously served as Executive Vice President of Finance and Chief Financial Officer of the Company from August 1993 until December 1995. Mr. Williams has been a director of the Company since August 1993 and was Treasurer from March 1994 through September 1994. Mr. Williams was a financial consultant to the Company from September 1992 until joining the Company in August 1993. From 1986 until August 1993 he was a partner in Cable Management Services providing management consultation to the hard-wire and wireless cable industries in both the domestic and international markets. He was involved in the start-up of Schomann Entertainment, Inc., a small hard-wire cable multiple systems operator, as a partner and controller with operational responsibilities from 1987 until August 1993. He also has been a consultant in the cable television industry since 1986. Mr. Williams is currently a 20% shareholder and officer of Hamilton County Cable TV, Inc., a hard-wire cable system operator.

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

      ROBERT D. HAPP has been a director of CAI since September 1995. Mr. Happ served as Senior Managing Partner of the Boston, Massachusetts office of KPMG Peat Marwick LLP from 1985 until his retirement in 1994. Mr. Happ is also a director of Galileo Corporation and Cambridgeport Bank. Since February 1996, Mr. Happ has served as a director of CS Wireless.

      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.Under the securities laws of the United States, the Company's directors, its executive officers and any persons holding ten percent or more of the CAI Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for the reports have been established. Annual reports for each of Messrs. Belanger, Bouton, Happ and Tallcott were not timely filed with respect to each outside directors' ownership of CAI Common Stock and options to purchase shares thereof. In making these statements, the Company has relied on the written representations of its incumbent directors and officers and its ten percent holders and copies of the reports that they have filed with the Securities and Exchange Commission. The Company has implemented a Section 16 Reporting Compliance Program in an effort to assist the Company's directors and executive officers with their Section 16 reporting requirements.


                        ITEM 11. EXECUTIVE COMPENSATION


Executive Compensation

      The following table discloses three fiscal periods of compensation received by the Company's Executive Officers receiving compensation in excess of $100,000 for the year ended March 31, 1998.

                          SUMMARY COMPENSATION TABLE

                                                             ANNUAL                 LONG-TERM COMPENSATION
                                                         COMPENSATION(1)
                                           Fiscal                                    Number of Securities
 NAME AND PRINCIPAL POSITION               PERIOD       SALARY         BONUS         UNDERLYING OPTIONS(2)
Jared E. Abbruzzese                         1998       $350,000       $154,575             575,000
Chief Executive Officer                     1997        350,000              -             350,000
                                            1996        277,300        150,000                   -

John J. Prisco(3)                           1998        200,000         64,575             350,000
President and Chief Operating Officer       1997        200,000         40,000             150,000
                                            1996         12,308              -             200,000

James P. Ashman                             1998        183,000         61,763             177,000
Chief Financial Officer                     1997        183,000              -             100,000
                                            1996        140,100              -              40,000

Gerald Stevens-Kittner(4)                   1998        180,000         53,775             140,000
Senior Vice President - Spectrum            1997        170,343              -              20,000
Management                                  1996          3,558              -             120,000

Bruce Kostreski(5)                          1998        144,399         70,281              45,000
Senior Vice President - Engineering         1997        125,000              -              15,000
                                            1996          4,808              -              30,000

(1) Other annual compensation, including Company provided vehicle or allowances, life insurance, or membership dues, less than the lesser of 10% of total annual salary and bonus or $50,000 is not presented.
(2) On March 9, 1998, the Compensation Committee approved the repricing of outstanding stock options granted under the Company's plans and held by those employees that were still employed by the Company on such date. In accordance with the instructions to Item 402(b)(2)(iv) of Regulation S-K (17 CFR <section> 229.402(b)(2)(iv)), the Company is required to include the number of options so repriced in this table. There were no additional options granted to the named executive officers during the fiscal year ended March 31, 1998.
(3)   Mr. Prisco became President and Chief Operating Officer on March 1, 1996.
(4)   Mr. Stevens-Kittner became a Senior Vice President on March 18, 1996.
(5)   Mr. Kostreski became a Senior Vice President on March 8, 1996.

COMPENSATION OF DIRECTORS

      Directors, other than those who are full-time employees of the Company, are paid an annual fee of $6,000 and a fee of $750 per Board meeting attended and $500 per committee meeting attended, $375 for each telephonic Board meeting attended, and $250 for each telephonic committee meeting attended, plus, in each such case, out-of-pocket expenses. Directors who are full-time employees of the Company receive no remuneration for serving on the Board of Directors or committees.

      In connection with David Tallcott's election to the Company's Board of Directors, CAI entered into a deferred compensation agreement with David Tallcott providing that all compensation paid by the Company to Mr. Tallcott as a director would be set aside in an account to be invested in such mutual funds offered by Smith Barney Inc. as Mr.
Tallcott shall direct. On January 2, 1998, by mutual agreement of the Company and Mr. Tallcott, this deferred compensation arrangement was terminated and all assets contained in the investment account were distributed to Mr. Tallcott. Such distribution will cause Mr. Tallcott to recognize the amount paid as taxable income in calendar 1998, and entitle CAI to recognize a tax deduction in the same amount.

In October 1996, the Company adopted the 1996 Outside Directors' Stock Option Plan (the "1996 Directors' Plan"). Under the 1996 Directors' Plan, options to purchase an aggregate of not more than 45,000 shares of CAI Common Stock will be granted from time to time to nonemployee directors. Each qualifying director shall be granted an option to purchase 7,500 shares at a price of fair market value on the date of the grant. Such option shall vest: 25% on the date of grant, and 25% on each of the second, third and fourth anniversaries of the grant. These options are exercisable for a period of ten years, but not before an initial six-month period. The exercise price for stock options granted under the 1996 Directors' Plan will not be less than 100% of the fair market value of the CAI Common Stock on the grant date. On March 9, 1998, all options granted under the 1996 Directors' Plan were repriced to $1.00 per share. As of March 31, 1998, the Company has granted options under this plan to purchase 30,000 shares of common stock at a weighted average price of $1.00 per share, based upon the March 9, 1998 repricing event.

In October 1993, the Company adopted the 1993 Outside Directors' Option Plan (the "1993 Directors' Plan"). Under the 1993 Directors' Plan, options to purchase an aggregate of not more than 30,000 shares of common stock may be granted from time to time to nonemployee directors. These options will vest at the rate of 20% a year over five years, beginning one year after date of grant
and               are               exercisable              for              a
                                  period of seven years. The exercise price for
stock options granted under the 1993 Directors' Plan will not be less than 100% of the fair market value of the common stock on the grant date. On March 9, 1998, all options granted under the 1993 Directors' Plan were repriced to $1.00 per share. As of March 31, 1998, the Company has granted outstanding options under this plan to purchase 8,334 shares of common stock with a weighted average price of $1.00 per share, based upon the March 9, 1998 repricing event.

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

OPTION GRANTS IN LATEST FISCAL YEAR

      The following table provides information on options to purchase shares of CAI Common Stock which were granted in prior fiscal years, but repriced during the fiscal year ended March 31, 1998 to the persons named in the Summary Compensation Table above. No additional options were granted to the persons named in the Summary Compensation Table during the fiscal year ended March 31, 1998.

                                                 % of Total                                     Potential realizable value at
                                  Number of      Options                                          assumed annual rates of
                                 Securities      Granted to          EXERCISE                     stock price appreciation
                                 Underlying     Employees in         PRICE PER    Expiration           FOR OPTION TERM
           NAME                   OPTIONS       FISCAL YEAR(1)         SHARE          DATE           5%             10%
Jared E. Abbruzzese          350,000               18.0%            $1.00         12/17/06          $ -             $ -
                             225,000               11.5%            $1.00         03/07/06          $ -             $ -

John J. Prisco               150,000                7.7%            $1.00         12/17/06          $ -             $ -
                             200,000               10.3%            $1.00         03/07/06          $ -             $ -

James P. Ashman              100,000                5.1%            $1.00         12/17/06          $ -             $ -
                              77,000                4.0%            $1.00         03/07/06          $ -             $ -

Gerald Stevens-Kittner        20,000                1.0%            $1.00         12/17/06          $ -             $ -
                             120,000                6.2%            $1.00         03/17/06          $ -             $ -

Bruce Kostreski               15,000                0.8%            $1.00         12/17/06          $ -             $ -
                              30,000                1.5%            $1.00         03/08/06          $ -             $ -

    (1) Represents the percentage of those options that were repriced during the fiscal year ended March 31, 1998, as approved by the Compensation Committee.

AGGREGATE OPTION EXERCISES IN LATEST FISCAL YEAR AND FISCAL YEAR-END OPTION
  VALUES

      The following table sets forth certain information with regard to the outstanding options to purchase shares of CAI Common Stock as of the end of the fiscal year ended March 31, 1998 for the persons named in the Compensation Table above.

                                                                 Number of Securities             VALUE OF UNEXERCISED IN-THE-
                            SHARES                              Underlying Unexercised                  MONEY OPTIONS AT
                         ACQUIRED ON       VALUE               Options at March 31, 1998               MARCH 31, 1998(1)
           NAME          EXERCISE (#)      REALIZED         EXERCISABLE     UNEXERCISABLE         EXERCISABLE   UNEXERCISABLE
Jared E. Abbruzzese         ---            $  ---             575,000                -              $  ---        $  ---
John J. Prisco              ---               ---             311,300           38,700                 ---           ---
James P. Ashman             ---               ---             177,000                -                 ---           ---
Gerald Stevens-Kittner      ---               ---             120,000           20,000                 ---           ---
Bruce Kostreski             ---               ---              45,000                -                 ---           ---

(1) All unexercised options held by persons identified above are out-of-the-money.

EMPLOYMENT AGREEMENTS

      The Company has entered into employment agreements with Messrs. Abbruzzese, Prisco, Ashman, Stevens-Kittner and Kostreski. Such agreements continue in effect until March 21, 1999, in the case of Mr. Abbruzzese; until January 3, 1999 in the case of Mr. Prisco; until February 28, 1999 in the case of Mr. Ashman; until March 18, 1999 in the case of Mr. Stevens-Kittner; and until March 8, 1999 in the case of Mr. Kostreski. The employment agreements are automatically renewed for successive one-year terms, unless otherwise terminated.

      Under the terms of their respective employment agreements: Mr. Abbruzzese serves as Chairman and Chief Executive Officer of the Company and is entitled to an annual base salary of $350,000; Mr. Prisco serves as President and Chief Operating Officer of the Company and is entitled to a base salary of $200,000; Mr. Ashman serves as Executive Vice President and Chief Financial Officer of the Company and is entitled to a base salary of $183,000; Mr. Stevens-Kittner serves as Senior Vice President - Spectrum Management and is entitled to a base salary of $180,000, and Mr. Kostreski serves as Senior Vice President - Engineering and is entitled to a base salary of $143,750. Each of the foregoing executive officers will be entitled to an annual bonus to be determined by the Compensation Committee.

      Pursuant to their respective employment agreements, Messrs. Prisco, Ashman, Stevens-Kittner and Kostreski agree to devote substantially all of their working time to the business of the Company. Mr. Abbruzzese has agreed to devote not less than 75% of his working time to the Company. Mr. Stevens-Kittner, however, may devote up to 20% of his working time to the business of CS Wireless. Each of the employment agreements entitles the executive to his base salary and certain benefits for 12 months following termination of such executive's employment without cause (as defined in the employment agreement). All of the named executives are subject to nondisclosure agreements with respect to the confidential information of CAI and are subject to a noncompetition provision in each of their employment agreements.

      In February 1998, the Company implemented a deferred bonus plan for certain employees. Under the terms of the plan, bonuses in amounts determined by the Compensation Committee would be paid to plan participants upon the earlier of (a) the completion by the Company of a major financial restructuring, or (b) the completion of investments by, and/or contractual relationships with, one or more strategic investors valued at not less than $75 million in the aggregate (each a "Bonus Event"). Under the plan, a total of approximately $1.2 million would be paid within 60 days of a Bonus Event. In approving the deferred bonus plan, the Compensation Committee, while recognizing the Company's financial status, was concerned that the Company honor its contractual obligations to those individual employees with whom the Company employment agreements that made such employees eligible for an annual bonus. The Compensation Committee was also guided by the need to provide certain employees with an appropriate incentive as the Company sought to implement its long-term plans.

      In recognition of the consummation of a series of transactions during the Company's fourth quarter that resulted in a complete termination of all rights and interests in the Company's principal assets previously held by BANX, the March 3, 1998 exchange of the BANX Securities for the Subordinated Note, and the importance of the termination of such rights and interests in the Company's search for one or more strategic partners (see "Item 1. - Business - Termination of BANX Rights" and " - Background - BANX TRANSACTIONS"), the Compensation Committee waived the Bonus Event requirement and approved the payment of 45% of the bonus amount to members of the Company's senior management and 90% of the bonus amount to other plan participants at the end of February 1998. Simultaneously, the Compensation Committee approved the payment of an additional 45% of the bonus amount on June 15, 1998 to those plan participants that received 45% of the bonus amount at the end of February 1998 in the form of a retention bonus, subject to the condition that such participant continue to be an active employee of the Company through June 15, 1998. This portion of the bonus was paid to plan participants on June 15, 1998, except for bonuses payable to Messrs. Abbruzzese, Prisco and Ashman, which were paid to such individuals on June 22, 1998. The remaining 10% of the bonus amount is still subject to the originally-approved Bonus Events.

EXECUTIVE SEVERANCE PAY PLAN

      The Company maintains an Executive Severance Pay Plan (the "Severance Plan") pursuant to which executive employees of the Company identified and designated by the Compensation Committee as eligible participants are entitled to certain severance benefits upon a Qualifying Termination of Employment in the event of a change in control (as defined under the Severance Plan). Individuals designated by the Compensation Committee as Tier I or Tier II participants are eligible for a lump sum payment equal to 30 months or 18 months, respectively, of such individual's base salary, as well as the maintenance of certain other benefits (or a reasonable equivalent thereof) for a prescribed period following the Qualifying Termination of Employment. The Compensation Committee has reserved the right, in its sole discretion, to add or remove participants from the Severance Plan from time to time prior to a Change in Control of the Company. The executive officers named in the summary compensation table above are currently Tier I participants in the Severance Plan.

      Under the Severance Plan, a "Qualifying Termination of Employment" occurs if, within two years of a change in control of the Company, (a) a participant terminates his or her employment as a result of (i) the assignment to such participant of any duties inconsistent in any respect with participant's position (including status, offices, titles, and reporting requirements), authority, duties or responsibilities immediately before the change in control, or any other action by the Company that results in a significant diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by participant; (ii) any material reduction in participant's base pay, opportunity to earn annual bonuses or other compensation or employee benefits, other than as a result of an isolated and inadvertent action not taken in bad faith and that is remedied by the Company promptly after receipt of notice thereof given by participant; (iii) the Company's requiring a participant to relocate his or her principal place of business to a place which is more than thirty-five miles from his or her previous principal place of business; (iv) any purported termination of the Plan otherwise than as
expressly  permitted  by  the  Severance  Plan;  or  (v)  termination   of  the
participant's employment as a result of participant's death or disability within 24 months following a change in control, or (b) the Company terminates a participant's employment. A participant is not entitled to separation benefits under the Severance Plan in the event that such participant's employment is terminated for cause or the participant voluntarily resigns from the Company.

      For purposes of the Severance Plan, each of the following events constitutes a "Change in Control": (i) a report on Schedule 13D shall be filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Securities Exchange Act of 1934 (the "Act") disclosing that any person other than the Company, or any employee benefit plan sponsored by the Company, is the beneficial owner (as the term is defined in Rule 13d-3 under the Act), directly or indirectly, of thirty-five percent or more of the total voting power represented by the Company's then outstanding Voting Securities (calculated as provided in paragraph (d) of Rule 13d-3 under the Act in the case of rights to acquire Voting Securities); or (ii) any person, other than the Company or any employee benefit plan sponsored by the Company, shall purchase shares pursuant to a tender offer or exchange offer to acquire any Voting Securities of the Company (or securities convertible into such Voting Securities) for cash, securities or any other consideration, provided that after consummation of the offer, the person in question is the beneficial owner, directly or indirectly, of thirty-five percent or more of the total voting power represented by the Company's then outstanding Voting Securities (all as calculated under clause
(i)); or (iii) the stockholders of the Company shall approve (A) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation (other than a merger of the Company in which holders of Common Shares of the Company immediately prior to the merger have the same proportionate ownership of Common Shares of the surviving corporation immediately after the merger as immediately before), or pursuant to which Common Shares of the Company would be converted into cash, securities or other property, or (B) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of the Company; or (iv) the Company shall have filed, or an involuntary filing shall have been made in respect of the Company, for protection from creditors under the Federal Bankruptcy Code, or (v) there shall have been a change in the composition of the Board of Directors of the Company at any time during any consecutive twenty-four-month period such that "continuing directors" cease for any reason to constitute at least a fifty percent majority of the Board. For purposes of this clause, "continuing directors" means those members of the Board who either were directors at the beginning of such consecutive twenty-four-month period or were elected by or on the nomination or recommendation of at least a fifty percent majority of the then existing "continuing directors", and "Voting Securities" means any securities of the Company that vote generally in the election of directors. So long as there has not been a "change of control" within the meaning of clause
(iv), the Board of Directors may adopt by a seventy percent majority vote of the "continuing directors" a resolution to the effect that an event described in clauses (i) or (ii) shall not constitute a "change of control."

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of May 26, 1998 (i) each stockholder who based on public filings, is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of CAI Common Stock, (ii) each Director and Executive Officer and (iii) all Directors and Executive Officers of CAI as a group:

                                                             BENEFICIAL OWNERSHIP
                                                                       Percentage of Outstanding
                                                  NUMBER OF SHARES               SHARES
Jared E. Abbruzzese                                  1,687,552(1)                4.1%
John J. Prisco                                         316,300(2)                 *
James P. Ashman                                        269,990(3)                 *
Gerald Stevens-Kittner                                 120,000(4)                 *
Bruce W. Kostreski                                      45,000(5)                 *
George M. Williams                                     231,000(6)                 *
Arthur J. Miller                                         2,500(7)                 *
Arthur C. Belanger                                       8,750(8)                 *
Harold A. Bouton                                         5,664(9)                 *
Robert D. Happ                                           3,750(10)                *
David M. Tallcott                                        5,417(11)                *
All directors and officers as a group (9 persons)    2,695,923                   6.4%

* less than 1%

(1) Includes 186,000 shares held by relatives of Mr. Abbruzzese and a limited liability company in which Mr. Abbruzzese is a member over which shares Jared E. Abbruzzese retains voting control, 575,000 shares issuable upon exercise of options exercisable currently or within 60 days of June 1, 1998.
(2) Includes 311,300 shares issuable upon the exercise of options exercisable currently or within 60 days of June 1, 1998.
(3) Includes 177,000 shares issuable upon the exercise of options exercisable currently or within 60 days of June 1, 1998.
(4) Shares are issuable upon the exercise of options exercisable currently or within 60 days of June 1, 1998.
(5) Shares are issuable upon the exercise of options exercisable currently or within 60 days of June 1, 1998.
(6) Includes 116,000 shares issuable upon the exercise of options exercisable currently or within 60 days of June 1, 1998.
(7) Shares are issuable upon the exercise of options exercisable currently or within 60 days of June 1, 1998.
(8) Shares are issuable upon the exercise of options exercisable currently or within 60 days of June 1, 1998.
(9) Includes 127 shares held by an immediate family member and 5,417 shares issuable upon the exercise of options exercisable currently or within 60 days of June 1, 1998.
(10) Shares are issuable upon the exercise of options exercisable currently or within 60 days of June 1, 1998.
(11) Shares are issuable upon the exercise of options exercisable currently or within 60 days of June 1, 1998.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE BANX TRANSACTIONS.

      Reference  is  hereby  made  to  Item 1. Business - Termination  of  BANX
Rights; and - Background - BANX TRANSACTIONS for a description of the relationship among the Company, and affiliates of Bell Atlantic and NYNEX, including the termination of all rights formerly held by BANX in a series of transactions effected by the Company during its last fiscal quarter.

OTHER.
      SATELLITE SERVICES. The Company has pursued three satellite ventures in addition to its investment in TelQuest Satellite Services LLC (described more fully below). These ventures have been pursued by the Company through the following wholly-owned subsidiaries (collectively, the "Satellite Subsidiaries"): (i) MMDS Satellite Ventures, Inc., which was formed for the purpose of pursuing Ku-band satellite opportunities; (ii) CAI Data Systems, Inc., an entity formed for the purpose of pursuing Ka-band satellite opportunities, and (iii) CAI Satellite Communications, Inc., an entity formed for the purpose of pursuing V-band satellite opportunities.

      MMDS Satellite Ventures, Inc. has been inactive since the summer of 1997 as a result of a lack of interest on the part of any potential joint venture partner in pursuing a Ku-band satellite strategy. CAI Data Systems, Inc. announced on July 23, 1997 that it had filed an application with the FCC to construct, launch and operate a Ka-band satellite. The application, which is currently pending before the FCC, contemplates a July 1999 launch date for the satellite. The estimated cost of constructing and launching the satellite is approximately $292.5 million, which Data Systems plans to finance through the issuance of its own debt and/or equity securities. There can be no assurance that Data Systems' application will be granted by the FCC or, if granted, that Data Systems will be able to secure financing necessary to construct and launch a satellite. CAI Satellite Communications, Inc. filed a V-band application with the FCC on September 25, 1997 for the same orbital slots that were identified in CAI Data's Ka-band application. The application is currently pending FCC review. The identical orbital slots were applied for in the V-band application in an effort to permit CAI to co-locate satellites in the same orbit, possibly saving enormous launch costs at the appropriate time. Before the FCC can grant any orbital position in the V-band, it must first file a request with the World Radio Conference for the United States to be allocated the particular V-band frequency. CAI has expended approximately $344,000 on these entities to date, including approximately $87,500 for FCC filing fees.

      The Satellite Projects Committee (the "Satellite Committee") of the Board of Directors of the Company has authorized the sale of up to one-half of the equity interests in these entities to Haig Capital, LLC ("Haig Capital"), an entity in which Jared E. Abbruzzese, chairman and chief executive officer of the Company, is a majority member. Under the terms of the transaction approved by the Satellite Committee, the Company would transfer one-half of the equity in the Satellite Subsidiaries to Haig Capital in exchange for Haig Capital's agreement to fund the future capital and other expenditures, including salaries and benefits of certain employees, of the Satellite Subsidiaries up to the amount expended to the date of transfer of such equity interest by CAI. From and after the date that Haig Capital has matched the capital investment made by the Company, Haig Capital and the Company would bear the on-going costs on a pro rata basis. The consummation of this transfer is subject to approval by MLGAF, the Company senior secured lender.

      TELQUEST SATELLITE SERVICES. TelQuest Satellite Services LLC ("TSS") is a joint venture between the Company, CS Wireless and TelQuest Communications, Inc., a company controlled by Mr. Abbruzzese, formed on August 4, 1997 for the purpose of developing and operating satellite systems providing digital services. In connection with the Company's $5 million investment in TSS, the Company made four cash payments to satisfy the $2.5 million cash portion of its investment in TSS. The Company has also contributed a combination of equipment (made available to TSS under the terms of a five-year renewable lease) and cash (in lieu of equipment) in an amount equal to approximately $2.1 million as part of the $2.5 million equipment portion of the Company's $5 million investment in TSS. The final installment payment for the investment was made on April 1, 1998. In return for CAI's $5 million investment in TSS, CAI received a 25% interest in TSS, which interest is subject to dilution upon the occurrence of certain events.

      CAI has designated its Boston market as the first of the Company's market to receive TSS digital video programming. TSS is currently broadcasting approximately 40 channels of pre-digitized video programming, which programming is being received at the Company's head-end located in downtown Boston without significant technical flaws. The Company is currently using the TSS programming in Boston to test the digital MMDS delivery platform and the customer premises equipment to be used for a commercial subscription video product. In conjunction with its investment in TSS, the Company has also entered into an affiliation agreement with TSS that will enable the Company to purchase pre-digitized video programming from TSS for those markets, if any, in which the Company launches a commercial digital subscription video product. The Company continues to believe that the affiliation agreement with TSS is the most cost-efficient means of accessing pre-digitized video programming for use at its transmission facilities. A migration from the C-band satellite capacity that TSS currently is transmitting to the contemplated Ku-band satellite capacity will provide the Company with the opportunity to expand its video offerings to include a direct-to-home product as a supplement to any MMDS-based video delivery system for those potential subscribers that are not capable of receiving the MMDS signal. There can be no assurance, however, that TSS will be able to migrate from C-band satellite capacity to Ku-band satellite capacity, that the Company will be able to expand its video offerings beyond its current subscription video product, or that the Company will launch a digital subscription video product in a commercial manner in any of its markets.

      WAVE AIR, INC. CAI periodically charters an airplane owned by Wave Air, Inc., which is primarily owned by Mr. Abbruzzese, in order to carry out business when airline schedules are not compatible. Wave Air charges CAI for this service on an hourly basis at or below market rates. Transactions with Wave Air, Inc. amounted to approximately $154,000 for the year ended March 31, 1998.

      LOANS TO OFFICERS. On March 31, 1997, Mr. Abbruzzese executed and delivered a demand promissory note in the principal amount of $780,054 in favor of the Company. The note evidences various indebtedness owed by Mr. Abbruzzese and affiliated entities, which Mr. Abbruzzese has agreed to assume, including the outstanding balance on an $800,000 loan made by the Company to Haig Capital. The obligation bears interest at 14% per annum and is secured by a pledge of Mr. Abbruzzese's interest in Haig Capital. Mr. Abbruzzese repaid $86,045 of such obligation during the fiscal year ended March 31, 1998. In addition, in June 1998, Mr. Abbruzzese made a $45,000 payment on the obligation, reducing the principal outstanding balance to approximately $650,000.

      INSTALLATION SERVICES. In October 1996, two CAI employees formed Telecom Service Support LLC ("Telecom Support") to provide subscriber installation, service calls and warehouse services to the subscription television industry. CAI incurred $452,000 for such services during the year ended March 31, 1998. Services provided by Telecom Support to CAI were on terms at least as favorable to those available to CAI from unrelated parties. Additionally, CAI advanced $20,000, provided leased vehicles and certain facilities to Telecom Support for the year ended March 31, 1998.

      EQUIPMENT SALES AND PURCHASES. During the year ended March 31, 1998, CAI sold to CS Wireless approximately $3.7 million of equipment at $116,000 over book value primarily from the Boston Project that was not needed for the Boston project for 20% down and the balance due in 30 days after delivery. Additionally, during April 1997, CAI placed purchase orders approximating $1.6 million with CS Wireless for equipment needed for the Boston Project, taking advantage of CS Wireless' favorable pricing arrangements with its vendor. In March 1997, CAI purchased certain used equipment for $107,000 for the Boston Project from Haig Capital. All equipment purchased from Haig by CAI was sold by Haig to CAI at or below fair market value for such items.

      CONSULTING ARRANGEMENT. The Company was a party to a consulting agreement with Alan Sonnenberg, pursuant to which Mr. Sonnenberg agreed to provide CAI with certain consulting services for an annual fee of $75,000. Under the agreement, Mr. Sonnenberg received $62,500 during the year ended March 31, 1998. The agreement was terminated in February 1998. Mr. Sonnenberg served as president and vice chairman of CAI from September 29, 1995 until February 23, 1996, when he became president and chief executive officer of CS Wireless.

      ENGINEERING AND SPECTRUM MANAGEMENT SERVICES. The Company has arrangements with CS Wireless for the provision of engineering and spectrum management services by CAI personnel to CS Wireless. CAI provides engineering consulting services to CS Wireless in connection with digital build-out by CS Wireless of its Dallas market. CAI is paid $10,000 per month for such consulting services, and is to be reimbursed for all reasonable expenses incurred by CAI personnel in the performance of the consulting services.

      CAI also provides spectrum management services and subleases office space in CAI's Arlington, Virginia office to CS Wireless. Up to 20% of the professional time of Mr. Gerald Stevens-Kittner, CAI's Senior Vice President - Spectrum Management, is devoted to CS Wireless spectrum management matters, including regulatory issues before the FCC, for which CS Wireless pays Mr. Stevens-Kittner directly. CAI charges CS Wireless a pro rata portion of the monthly rent payment for CAI's Arlington office space, reflecting the office space used by one full-time CS Wireless employee resident in the Arlington office.

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Financial Statements and Schedules
      The financial statements listed in the accompanying index to financial statements and schedules are filed as part of this Annual Report on Form 10-K.

(b)   Reports on Form 8-K

      (1) Current Report on Form 8-K dated March 5, 1998, reporting the following events under Item 5: On March 3, 1998, CAI exchanged all securities previously held by BANX and acquired by Merrill Lynch Global Allocation Fund, Inc. on February 17, 1998 for a $30 million subordinated note of CAI, and filed pro forma consolidated financial statements under Item 7 to reflect such exchange.

      (2) Current Report on Form 8-K dated January 22, 1998, reporting the following event under Item 5: On January 14, 1998, management representatives of CAI held a conference call for financial analysts concerning public comments received by the FCC on the Notice of Proposed Rulemaking for 2-way use of MDS and ITFS frequencies. Excerpts from the conference call were filed on the Form 8-K.

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

                        INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                    Page No.
                                                                                    IN FORM 10-K
                          FINANCIAL STATEMENTS
Reports of Independent Accountants                                                    35

Consolidated Balance Sheets - March 31, 1998 and 1997                                 39

Consolidated Statements of Operations - Years Ended March 31, 1998, 1997, and 1996    40

Consolidated Statements of Shareholders' Equity(Deficit) - Years Ended
 March 31, 1998, 1997, and 1996.......................                                41

Consolidated Statements of Cash Flows - Years Ended March 31, 1998, 1997, and 1996    42

Notes to Consolidated Financial Statements                                            45


</TABLE)

                                  SIGNATURES

      Pursuant  to the requirements of Section 13 or 15(d)  of  the  Securities
Exchange Act of 1934, CAI Wireless Systems, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CAI WIRELESS SYSTEMS, INC.
                                             (Registrant)

                                             BY:  /s/
                                                 Jared E. Abbruzzese, Chairman,
Date:  June 29, 1998                             Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of CAI Wireless Systems, Inc. and in the capacities and on the dates indicated.


            SIGNATURE                              TITLE                     DATE



/s/                                      Chairman, Chief Executive Officer    June 29, 1998
       Jared E. Abbruzzese                and Director
                                          (Principal Executive Officer)


/s/                                      President, Chief Operating Officer   June 29, 1998
         John J. Prisco                   and Director



/s/                                      Executive Vice President, Chief     June 29, 1998
         James P. Ashman                  Financial Officer and Director
                                          (Principal Financial Officer)


/s/                                      Vice President and Controller       June 29, 1998
         Arthur J. Miller                 (Principal Accounting Officer)



/s/                                      Director                            June 29, 1998
       Arthur C. Belanger



/s/                                      Director, Secretary and Treasurer   June 29, 1998
       George M. Williams



                            SIGNATURES (continued)



            SIGNATURE                        TITLE                              DATE

/s/                                      Director                            June 29,1998
       Harold A. Bouton



/s/                                      Director                            June 29, 1998
        David M. Tallcott



/s/                                      Director                           June 29, 1998
         Robert D. Happ

                              INDEX TO  EXHIBITS

                                                                                      Incorporation by
                                                                                       Reference (SEE           PAGE
 EXHIBIT NO.                                      DESCRIPTION                           LEGEND)                 NO.

      2.1              Participation Agreement among Heartland Wireless                       6-Exhibit 2.1
                        Communications,  Inc.,  CAI  Wireless  Systems,  Inc.  and CS
                        Wireless Systems, Inc. dated as of December 12, 1995.
      2.2              Amendment No. 1 to Participation Agreement among                        8-Exhibit 2.2
                        Heartland Wireless Communications, Inc., CAI Wireless
                        Systems, Inc., and CS Wireless Systems, Inc. dated as of
                        December 12, 1995.
      3.1              Amended and Restated Certificate of Incorporation of CAI                6-Exhibit 3.1
      3.2              Amended and Restated Bylaws of CAI                                     6-Exhibit 3.2
      4.1              Form of Indenture for Senior Notes                                     4-Exhibit 4.1
      4.2              First Supplemental Indenture                                           7-Exhibit 4.1
      4.3              Form of Escrow Agreement among CAI and Chemical Bank                   4-Exhibit 4.30
      4.4              Subordinated Unsecured Promissory Note dated August 31,                1-Exhibit 4.7
                        1993 by and between CAI and Hope E. Carter
      4.5              Promissory Note-Bott Family Trust                                      2-Exhibit 4.1
      4.6              Guaranty and Security Agreement-Bott Family Trust                      2-Exhibit 4.2
      4.7              Promissory Note-Bott                                                   2-Exhibit 4.3
      4.8              Guaranty and Security Agreement-Bott                                   2-Exhibit 4.4
      4.9              Note Purchase Agreement dated as of November 24, 1997 by              16-Exhibit 4.1
                        and among CAI, certain of its subsidiaries and the purchaser named therein
<dagger>4.10           Amendment No. 1 to the Note Purchase Agreement, together              16-Exhibit 4.1
                        with a schedule identifying subsequent amendments omitted and setting forth material changes
     10.1              1993 Stock Option and Incentive Plan                                   1-Exhibit 10.1, 3
     10.2              Form of 1993 Incentive Stock Option Agreement                          1-Exhibit 10.2, 3
     10.3              Form of 1993 Non-Qualified Stock Option Agreement                      1-Exhibit 10.3, 3
     10.4              Outside Director's Stock Option Plan                                   1-Exhibit 10.4, 3
     10.5              Form of Outside Director's Stock Option Agreement                      1-Exhibit 10.5, 3
     10.6              Employment Agreement dated March 21, 1996 by and between              12-Exhibit 10.6
                        Jared E. Abbruzzese and CAI
     10.7              Letter Agreement dated October 13, 1993 by and between                 1-Exhibit 10.10
                        Hampton Roads Wireless, Inc. and CAI
     10.8              Employment Agreement dated October 1, 1993 by and                      1-Exhibit 10.9, 3
                        between George M. Williams and CAI and Amendment to
                       Employment Agreement dated December 15, 1993
     10.9              Master Sublease dated June 19, 1993 by and between Tri-                1-Exhibit 10.11
                        Mark Communications, Ltd. and George Bott
     10.10             Agreement between CAI and SNET                                         1-Exhibit 10.14
     10.11             Consulting Agreement dated May 15, 1993 between Jared E.               1-Exhibit 10.7
                        Abbruzzese and CAI
     10.12             Business Relationship Agreement among CAI, its                         5-Exhibit 10.13
                        Subsidiaries and BANX Affiliate dated as of March 28, 1995, as amended by Amendment Agreement No. 1
     10.13             Securities Purchase Agreement dated as of March 28, 1995               3-Exhibit 2
                        among CAI, its Subsidiaries and BANX Partnership, including forms of Stage I and Stage II Warrants
     10.14             1995 Incentive Stock Plan                                             12-Exhibit 10.16
     10.15             Consulting and Employment Agreement dated as of January 1, 1996       12-Exhibit 10.17
                        between the Company and John Prisco
     10.16             Termination Agreement dated February 23, 1996 between CAI             12-Exhibit 10.18
                        and Alan Sonnenberg

                                                  INDEX TO  EXHIBITS (CONTINUED)
                                                                                             INCORPORATION
 .                                                                                            by Reference (SEE            PAGE
 Exhibit NO                          DESCRIPTION                                             LEGEND)                      NO.
     10.17            Consulting  Agreement dated February 23, 1996 between the              12-Exhibit 10.19
                       Company and Alan Sonnenberg
     10.18            Form of Representative's Warrant Agreement with Form of                 1-Exhibit 4.3
                       Warrant Certificate attached thereto
     10.19            Warrant Agreement dated August 30, 1993 between CAI and                 1-Exhibit 4.13
                       Richard McKenzie
     10.20            Warrant Agreement dated August 30, 1993 between CAI and                 1-Exhibit 4.14
                       Phil Hempleman
     10.21            Warrant Agreement dated September 10, 1993 between CAI                  1-Exhibit 4.15
                       and John Oppenheimer
     10.22            Warrant Agreement dated August 30, 1993 between CAI and                 1-Exhibit 4.16
                       Marc Howard
     10.23            Warrant Agreement dated September 10, 1993 between CAI                  1-Exhibit 4.17
                       and Les Alexander
     10.24            Warrant Agreement dated November 9, 1993 between CAI and                1-Exhibit 4.26
                       Phil Hempleman
     10.25            Warrant Agreement dated November 9, 1993 between CAI and                1-Exhibit 4.27
                       Marc Howard
     10.26            Warrant Agreement dated November 9, 1993 between CAI and                1-Exhibit 4.28
                       Richard McKenzie
     10.27            Warrant Agreement dated November 9, 1993 between CAI and                1-Exhibit 4.29
                       John Oppenheimer
     10.28            Warrant Agreement dated November 9, 1993 between CAI and                1-Exhibit 4.30
                       Les Alexander
     10.29            Modification Agreement dated December 12, 1996, among the              10-Exhibit 10.
                       registrant and various affiliates of Bell Atlantic Corporation and NYNEX Corporation
     10.30            1996 Outside Directors' Stock Option Plan                              11-Appendix A
     10.31            Amendment No.1 to the Modification Agreement dated April               13-Exhibit 99.7
                       29, 1997 among the registrant and various affiliates of Bell
                       Atlantic Corporation and NYNEX Corporation
     10.32            Employment Agreement dated as of February 29, 1997                     13-Exhibit 99.6
                       between the registrant and James P. Ashman
     10.33            Loan and Security Agreement dated as of May 16, 1997 by                13-Exhibit 99.9
                       and among registrant and certain of its subsidiaries, Foothill
                       Capital Corporation, as agent, and the financial institutions listed therein (confidential treatment of certain portions of this exhibit has been requested)
     10.34            Release and Agreement dated as of April 29, 1997 among                13-Exhibit 99.8
                       registrant and various affiliates of Bell Atlantic Corporation and NYNEX Corporation
     10.35            MMDS Affiliation Agreement dated as of August 4, 1997                 14-Exhibit 99.1
                       between TelQuest Satellite Services LLC and CAI (confidential treatment of certain portions of this exhibit has been
                       requested)
     12.              Statements re Computation of Ratios                                    9
     21.              Subsidiaries of the Registrant                                        15-Exhibit 21
<dagger>23.1          Consent of Coopers & Lybrand L.L.P.
<dagger>23.2          Consent of KPMG Peat Marwick, LLP
     27.              Financial Data Schedule

LEGEND
      1                      Incorporated by reference to the exhibits to the Registration Statement on  Form S-1 (No.
                              33-71662).
      2                      Incorporated by reference to exhibits to the Current Report on Form 8-K dated March 23, 1994
                              (No. 0-22888).
      3                      Incorporated by reference to the exhibits to the Schedule 13D of BANX Partnership dated
                              March 29, 1995, filed with the Commission on April 10, 1995.
      4                      Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (No. 33-
                              93062).
      5                      Incorporated by reference to the exhibits to the Registration Statement on Form S-4 (No. 33-
                              94222).
      6                      Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for September
                              30, 1995.
      7                      Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for December
                              31, 1995 (No. 0-22888).
      8                      Incorporated by reference to the exhibits to the Current Report on Form 8-K dated February
                              23, 1996 (No. 0-22888).
      9                      The information is not included because the ratio is less than 1 and the earnings deficiency is included in the Selected Financial Data of CAI.
     10                      Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for December
                              31, 1996.
     11                      Incorporated by reference to the registrant's Proxy Statement dated September 18, 1996.
     12                      Incorporated by reference to the exhibits to the Annual Report on Form 10-K for March 31,
                              1996.
     13                      Incorporated by reference to the exhibits to the Current Report on Form 8-K dated June 27,
                              1997.
     14                      Incorporated by reference to the exhibits to the Current Report on Form 8-K dated August 4, 1997
                              (No. 0-22888).
     15                      Incorporated by reference to the exhibits to the Current Report on Form 8-K dated December 29,
                              1997 (No. 0-22888).
     16                      Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for December 31,
                              1997.
     <dagger>                Filed herewith.