Form 10-Q
period 1998-06-30
CAI WIRELESS SYSTEMS INC
filed 1998-08-12
CIK 914749

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

                 For the quarterly period ended JUNE 30, 1998

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

Yes       X    No   _____

Number of shares outstanding of each of registrant's class of common stock at August 10, 1998:

CLASS                                                  OUTSTANDING SHARES
Common Stock, no par value                             40,543,039

PART I. FINANCIAL INFORMATION.
 ITEM 1. FINANCIAL STATEMENTS.

                          CAI WIRELESS SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30, 1998                MARCH 31, 1998
                                                              (UNAUDITED)
         ASSETS
Cash and cash equivalents                                    $    960,438                 $  1,275,020
Restricted cash                                                 2,307,446                    9,134,651
Debt service escrow                                            16,659,433                   16,418,922
Subscriber accounts receivable, net                               555,503                      387,144
Prepaid expenses                                                  596,766                      661,669
Property and equipment, net                                    46,842,656                   49,898,337
Wireless channel rights, net                                  190,860,525                  194,050,792
Investment in CS Wireless Systems, Inc.                        33,335,527                   43,337,527
Investment in TelQuest Satellite Services  LLC                  2,209,568                    3,174,732
Goodwill, net of accumulated amortization                      22,526,159                   22,985,876
Debt financing costs, net                                       5,947,707                    7,079,424
Other assets                                                    2,828,739                    3,061,780
                                                              -----------                  -----------
         Total Assets                                        $325,630,467                 $351,465,874
                                                             ============                 ============
         LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
  Accounts payable                                           $  4,347,667                 $  4,852,091
  Accrued expenses                                             22,261,516                   12,253,286
  Wireless channel rights obligations                           4,072,100                    4,832,971
  Interim debt financing                                       45,000,000                   45,000,000
  Long term notes                                             311,618,543                  312,088,506
                                                             ------------                 ------------
                                                              387,299,826                  379,026,854
                                                             ------------                 ------------

Commitments and Contingencies

SHAREHOLDERS' DEFICIT
  Common stock, 100,000,000 shares authorized,
   no par value; 40,543,039 shares issued and
   outstanding                                                275,770,764                  275,770,764
  Additional paid-in capital                                  101,711,759                  101,711,759
  Accumulated deficit                                        (439,151,882)                (405,043,503)
                                                             ------------                 ------------
                                                              (61,669,359)                 (27,560,980)
                                                             ------------                 ------------
Total Liabilities and Shareholders' Deficit                 $ 325,630,467                $ 351,465,874
                                                            =============                =============

                See notes to consolidated financial statements.

                                    CAI WIRELESS SYSTEMS, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)
                                                                   QUARTER ENDED JUNE 30,
                                                                   1998             1997
Revenues                                                       $ 5,632,967     $  8,091,252
                                                                ----------       ----------
Costs and expenses:
  Programming and licensing                                      3,656,685        3,702,910
  General and administrative                                     6,327,175        7,472,333
  Depreciation and amortization                                  6,819,622        7,938,832
                                                                ----------       ----------
                                                                16,803,482       19,114,075
                                                                ----------       ----------
    Operating loss                                             (11,170,515)     (11,022,823)
                                                                ----------       ----------
Other income (expense):
  Interest expense                                             (12,909,875)     (10,973,673)
  Equity in net losses of affiliates                           (10,967,164)      (6,616,000)
  Interest income and other income                                 939,175          860,637
                                                                ----------       ----------
                                                               (22,937,864)     (16,729,036)
                                                                ----------       ----------
  Net loss                                                     (34,108,379)     (27,751,859)

Preferred stock dividends                                                -       (3,567,958)
                                                               -----------       ----------

  Loss applicable to common shareholders                      $(34,108,379)    $(31,319,817)
                                                               ===========      ===========
Loss per common share                                             $  (0.84)        $  (0.77)
                                                                  ========         ========
Average common and equivalent shares
  outstanding                                                   40,543,039       40,540,539
                                                                ==========       ==========


                See notes to consolidated financial statements.

                          CAI WIRELESS SYSTEMS, INC.


           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY <DEFICIT>
                FOR THE QUARTER ENDED JUNE 30, 1998 (UNAUDITED)
                       AND THE YEAR ENDED MARCH 31, 1998


                                                                            ADDITIONAL
                                                     COMMON STOCK            PAID-IN          ACCUMULATED            TOTAL
                                            SHARES         AMOUNT            CAPITAL            DEFICIT          EQUITY<DEFICIT>
Balance at March 31, 1997                 40,540,539    $275,769,414      $          -        $(161,079,224)     $114,690,190
Common stock issued in exchange for
   BANX warrants                               2,500           1,350                 -                    -             1,350
Senior preferred stock and accumulated
   dividends contributed to capital
   pursuant to the BANX termination
   agreement on March 3, 1998                      -               -       101,711,759                    -       101,711,759
  Preferred stock dividends accrued                -               -                 -          (13,891,025)      (13,891,025)
Net loss                                           -               -                           (230,073,254)     (230,073,254)
                                          ----------    ------------      ------------         ------------      ------------
Balance at March 31, 1998                 40,543,039     275,770,764       101,711,759         (405,043,503)      (27,560,980)
Net loss                                           -               -                 -          (34,108,379)      (34,108,379)
                                          ----------    ------------      ------------         ------------      ------------
Balance at June 30, 1998                  40,543,039    $275,770,764      $101,711,759        $(439,151,882)    $ (61,669,359)
                                          ==========    ============      ============        =============     =============


                See notes to consolidated financial statements.

                         CAI WIRELESS SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                              Quarter Ended June 30,
                                                                     1998                                 1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $ (34,108,379)                       $ (27,751,859)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                                   6,819,622                            7,938,832
  Equity in net losses of affiliates                             10,967,164                            6,616,000
  Gain on sale of assets                                            (28,971)                                   -
  Debt financing costs and discount amortization                  1,861,258                              711,500
  Debt service escrow interest income                              (240,511)                            (702,142)
  Changes in assets and liabilities:
      Subscriber accounts receivable                               (168,359)                             (97,009)
      Other assets                                                 (600,956)                             (54,169)
      Accounts payable and accrued expenses                       9,900,282                            7,559,589
                                                                -----------                          -----------
          Net cash used in operating activities                  (5,598,850)                          (5,779,258)
                                                                -----------                          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Funds provided from restricted investment account               6,827,205                                    -
  Purchase of wireless channel rights                                     -                           (1,238,253)
  Purchase of equipment                                            (418,250)                          (1,850,022)
  Proceeds from sale of equipment                                    53,650                                    -
  Payments received from CS Wireless Systems, Inc.                  157,412                              386,298
  Investment in TelQuest Satellite Services LLC                    (411,567)                                   -
  Loan to related parties                                                 -                             (100,000)
  Cash paid for investment                                                -                             (356,025)
  Other                                                              37,260                             (269,053)
                                                                -----------                          -----------
          Net cash provided by (used in) investing
           activities                                             6,245,710                           (3,427,055)
                                                                -----------                          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from interim debt financing                                    -                            8,500,000
  Repayment of debt including wireless channel
   rights obligations                                              (834,997)                            (504,580)
  Debt financing costs paid                                        (126,445)                          (1,462,619)
                                                                -----------                          -----------
          Net cash provided by (used in) financing
           activities                                              (961,442)                           6,532,801
                                                                -----------                          -----------

          NET DECREASE IN CASH AND CASH EQUIVALENTS                (314,582)                          (2,673,512)

Cash and cash equivalents, beginning of year                      1,275,020                           10,471,918
                                                                -----------                          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $    960,438                         $  7,798,406
                                                                ===========                          ===========

CASH PAYMENTS DURING THE PERIOD FOR INTEREST                       $ 10,794                             $ 97,531
                                                                   ========                             ========

                See notes to consolidated financial statements.

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. The Company does not have comprehensive income pursuant to SFAS No. 130 for the periods presented and, accordingly, a comprehensive income disclosure has not been included.

     The consolidated financial statements include the accounts of CAI Wireless Systems, Inc. and its wholly-owned subsidiaries (the "Company" or "CAI"). All intercompany transactions have been eliminated in consolidation. CAI's 60% investment in CS Wireless Systems, Inc. ("CS Wireless") and 25% investment in TelQuest Satellite Services LLC ("TSS") are accounted for on the equity method since CAI does not control day to day operations of either company. Current summarized financial information regarding CS Wireless is presented in Note 5. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for interim periods have been included. Certain items in the prior period financial statements have been reclassified to conform with the current period's presentation. Operating results for the quarter ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. The unaudited financial statements presented herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1998 which is on file with the Securities and Exchange Commission.

NOTE 2.  CHAPTER 11 FILING

     On July 30, 1998 (the "Petition Date"), CAI Wireless Systems, Inc., a Connecticut corporation, and one of its wholly-owned subsidiaries, Philadelphia Choice Television, Inc., a Delaware corporation ("PCT" and together with CAI, the "Debtors"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), Wilmington, Delaware. The bankruptcy cases (the "Cases") of CAI and PCT are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 98-1765 (JJF). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, the Debtors, as debtors and debtors-in-possession, have continued to manage and operate their assets and businesses pending the confirmation of a joint reorganization plan and subject to the supervision and orders of the Court. Because CAI is operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code, the existing directors and officers of CAI continue to manage the operations of CAI, subject to the supervision and orders of the Bankruptcy Court.

     The Debtors expect to reorganize under Chapter 11 and have proposed a joint reorganization plan (the "Plan"), which was filed with the Bankruptcy Court on the Petition Date, and filed by the Company on a Current Report on Form 8-K dated July 1, 1998. The Plan has already been voted on and accepted by the requisite number of creditors prior to the Petition Date. Under the Plan, holders of CAI's 12 1/4 % Senior Notes due 2002 (the "Senior Notes") will receive approximately $16,400,000 in cash, $100,000,000 in new senior notes due 2004 and 91% of the equity of reorganized CAI. Holders of subordinated indebtedness of CAI will receive their pro rata share of the remaining 9% of the equity in reorganized CAI. The equity interests granted to the Company's debtholders will be subject to dilution for the issuance of  stock options  to  members  of  CAI's senior management and for equity
issued in connection with the Exit Facility  (defined below).    The   Plan
does  not provide  for  any  distribution  to  existing shareholders of CAI.

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 2.  CHAPTER 11 FILING (CONTINUED)

     At this time, it is not possible to predict the outcome of the Debtors' Chapter 11 cases or their effect on the Debtors' business. Although management intends that CAI will emerge from bankruptcy in a prompt and expeditious manner during September 1998, there can be no assurance that the Plan will be consummated. Reference is made to Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Report of Independent Public Accountants included in CAI's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, filed with the Securities and Exchange Commission on June 30, 1998, which indicates the substantial doubt about CAI's ability to continue as a going concern.

     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Chapter 11 filing, as well as related circumstances and the losses from operations, continue to raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of the Plan, future operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. The consolidated financial statements included herein do not include any adjustments relating to the commencement of the Cases.

NOTE 3.  DIP FINANCING AND EXIT FACILITY

     DIP FINANCING. In connection with the Cases, CAI consummated a $60,000,000 Debtor-in-Possession financing arrangement (the "DIP Facility") provided by Merrill Lynch Global Allocation Fund, Inc. ("MLGAF"). The DIP financing is governed by an Amended and Restated Note Purchase Agreement dated as of July 30, 1998 (the "NPA") between CAI and MLGAF, a copy of which was filed as an exhibit to CAI's Current Report on Form 8-K dated August 3, 1998. Of the $60,000,000 provided to CAI under the DIP Facility, $49,105,894 represented the outstanding principal, interest and fees due to the Purchaser pursuant to that certain Note Purchase Agreement dated as of November 24, 1997 (the "Existing Note Purchase Agreement") among CAI, certain of its subsidiaries and MLGAF. All such amounts outstanding under the Existing Note Purchase Agreement were converted into DIP Notes as if there had been a purchase under the DIP Facility Agreement in the amount of $49,105,894. The remaining amount, $10,894,106, was made available to CAI for its use during the Chapter 11 case, in accordance with the terms of an approved budget.

     The indebtedness under the DIP Facility is represented by promissory notes in the aggregate principal amount of $60,000,000 (the "DIP Notes"), which notes bear interest at the per annum rate of 13% and mature on January 29, 1999 (the "Maturity Date"). A commitment fee of (i) 1% for the three-month period commencing with the Petition Date, (ii) 4% for the next succeeding three-month period, and (iii) 2% for each three-month period thereafter, of the aggregate principal amount of the DIP Notes will be earned quarterly in advance and payable on the Maturity Date.

     CAI's obligations under the DIP Notes are secured by a first priority lien on, and security interest in, all of CAI's assets, including the stock of its wholly-owned subsidiaries, and a pledge of its holdings in CS Wireless Systems, Inc., TelQuest Satellite Services LLC and Wireless Enterprises, L.L.C., an

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3.  DIP FINANCING AND EXIT FACILITY CONTINUED

MMDS-operator programming cooperative. In addition, certain of CAI's wholly-owned subsidiaries have guaranteed CAI's obligations under the DIP Notes and have secured such guaranty by granting to MLGAF a first lien on, and security interest in, all of such subsidiaries' assets.

     The Bankruptcy Court approved the DIP Facility on an interim basis on July 30, 1998. A final hearing before the Bankruptcy Court on any objections to the DIP Facility is scheduled for August 25, 1998.

     EXIT FACILITY. CAI is seeking to obtain an $80,000,000 credit facility (the "Exit Facility"), the proceeds of which will be used to repay all outstanding amounts under the DIP Facility and to fund CAI's operations for approximately 12 months following the consummation of the bankruptcy. Based upon the advice of CAI's financial advisor, BT Alex. Brown Incorporated, CAI anticipates that the Exit Facility will consist of two tranches of secured debt. The first tranche would consist of approximately $30,000,000 principal amount of senior secured notes (the "Senior Secured A Notes"), which would be secured by a first priority lien on and security interest in (i) substantially all of CAI's existing and after-acquired assets, (ii) the stock of the Company's subsidiaries, and (iii) selected assets that are held by certain of the Company's subsidiaries, in each case subject to certain limited exceptions and qualifications. The second tranche would consist of approximately $50,000,000 principal amount of senior secured notes (the "Senior Secured B Notes"), which would be secured by a second priority lien on and security interest in the same assets.

     CAI anticipates the Senior Secured A Notes will accrue interest semi-annually at a rate of approximately 10.5% per annum, payable at maturity, and the Senior Secured B Notes at a rate of approximately 13.0% per annum, payable at maturity. The maturity date for both the Senior Secured A Notes and the Senior Secured B Notes (together, the "New Senior Secured Facility") is expected to be in September, 2000. CAI anticipates that the Senior Secured A Notes and the Senior Secured B Notes will require the payment at maturity of certain commitment and other fees (collectively, the "Facility Fees") of approximately 1% and 7%, respectively.

     CAI further anticipates that prospective purchasers of the Senior Secured A Notes and Senior Secured B Notes would expect to receive six-year warrants to purchase shares of Common Stock of CAI, which would be exercisable for $.01 per share and would contain usual and customary registration rights and standard anti-dilution protections. Although no definitive negotiations have taken place with any prospective exit lenders, depending upon a wide variety of factors including the actual interest rate of such notes, the Facility Fees, the apparent prospects of reorganized CAI at the time of consummation of the Plan, and the interest of prospective lenders, it is anticipated that warrants to acquire approximately 2% and 10% of the common equity of reorganized CAI would be issued to purchasers of the Senior Secured A Notes and Senior Secured B Notes, respectively. The economic terms of the New Senior Secured Facility are interrelated and the interest rate, Facility Fees and equity components of the proposed New Senior Secured Facility may vary without significantly affecting the overall economic impact of the proposed New Senior Secured Facility on CAI or its current stakeholders.

     If the New Senior Secured Facility is provided in significant part by one or more current holders of CAI's Senior Notes, CAI anticipates offering each holder of Senior Notes the non-transferable right to subscribe for up to 65% of the principal amount of Senior Secured A Notes and Senior Secured B Notes.

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3.  DIP FINANCING AND EXIT FACILITY CONTINUED

Under the terms of the NPA, MLGAF was granted the right, but not the obligation, to assume up to 35% of the New Senior Secured Facility. If and to the extent that holders of Senior Notes wish to subscribe for more than the entire principal amount of the New Senior Secured Facility (subject to MLGAF's aforementioned right under the NPA), the right to subscribe would be allocated on a PRO RATA basis, in accordance with the amount of each current holder of Senior Notes wishes to invest in the New Senior Secured Facility.

     The foregoing is a summary of certain anticipated terms of the New Senior Secured Facility and is qualified in its entirety by reference to the New Senior Secured Facility. As of the date hereof, CAI has not received any commitments with respect to all or any part of the New Senior Secured Facility and there can be no assurance that the terms of the actual New Senior Secured Facility will not vary from the terms described above or that the New Senior Secured Facility can be obtained at all.

NOTE 4.  LITIGATION

     IN  RE CAI WIRELESS SYSTEMS, INC.,  DEBTOR,  Chapter  11  Case  No.98-1765
(JJF), pending before the United States Bankruptcy Court for the District of Delaware, Wilmington, Delaware. See Note 2 above.

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

     The Company has notified the carrier of its Directors' and Officers' Liability insurance policy, which is intended to cover not only the Company's officers and directors, but also the Company, itself, against claims such as those made in the Securities Lawsuit. The policy covers up to $5,000,000 of any covered liability, subject to a retention amount of $500,000.

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

     The Company and individual defendants are contesting the Securities Lawsuit vigorously and believe it is entirely without merit at this time. The Plan provides no recovery for claims against the

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 4.  LITIGATION (CONTINUED)

Company arising out of the Securities Lawsuit. Reference is made to description of Class CAI-7 contained in the Plan, filed as an exhibit to CAI's Current Report on Form 8-K dated July 1, 1998. Accordingly, management believes the Securities Lawsuit will not have a material adverse effect on the Company's earnings, financial condition or liquidity.

     The Company is also a defendant in JOE HAND PROMOTIONS, INC. V. 601 L&P, INC. V. CAI WIRELESS SYSTEMS, INC. , JOE HAND PROMOTIONS, INC. V. CAI WIRELESS SYSTEMS, INC. D/B/A POPVISION WIRELESS CABLE AND JOE HAND PROMOTIONS V. CAROL VALICEE D/B/A MARV'S BAR & RESTAURANT V. CAI WIRELESS SYSTEMS, INC. D/B/A POPVISION WIRELESS CABLE TV pending in the U.S. District Court for the Eastern District of Pennsylvania. These actions arise out of the alleged improper broadcasts of certain sporting events in commercial establishments in violation of Federal statutes. The plaintiff is the exclusive distributor of such sporting events in the greater Philadelphia area for commercial establishments, and has alleged the improper broadcast by CAI in approximately five instances. The lawsuits are in preliminary stages and are being vigorously defended by CAI.

NOTE 5. INVESTMENTS IN CS WIRELESS SYSTEMS, INC. AND TELQUEST SATELLITE SERVICES LLC

     CS WIRELESS SYSTEMS, INC. The Company's 60% investment in CS Wireless reflects an equity loss of $10,002,000 (based on CAI's pro-rata share of CS's net loss of $16,668,000 for the three-month period ended March 31, 1998). There is no amortization of goodwill associated with this investment, since the related goodwill was written off as of March 31, 1998.

     The following is an unaudited condensed consolidated balance sheet of CS derived from its Form 10-Q as of March 31, 1998:

ASSETS
Cash and cash equivalents                           $ 65,010,000
Restricted cash                                        5,030,000
Other current assets                                   2,103,000
Systems and equipment, net                            52,625,000
Wireless channel rights, net                         169,228,000
Goodwill, net of accumulated amortization             47,310,000
Investment in and loans to equity affiliates           7,732,000
Debt issuance costs and other assets, net             10,975,000
                                                     -----------
 Total Assets                                       $360,013,000
                                                     ===========
LIABILITIES AND EQUITY
Accounts payable and accrued expenses               $  8,300,000
FCC Auction payable                                    3,757,000
Other liabilities                                        676,000
Debt                                                 291,719,000
Equity                                                55,561,000
                                                     -----------
 Total Liabilities and Equity                       $360,013,000
                                                     ===========

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 5. INVESTMENTS IN CS WIRELESS SYSTEMS, INC. AND TELQUEST SATELLITE SERVICES LLC (CONTINUED)

     The  following  is  an  unaudited  condensed   consolidated  statement  of
     operations of CS derived from its March 31, 1998 Form 10-Q for the period presented:

                                                 Quarter Ended
                                                 MARCH 31, 1998
Revenues                                          $  6,823,000
                                                   -----------
Operating expenses:
 Systems operations                                  3,908,000
 General and administrative                          4,119,000
 Depreciation and amortization                       7,224,000
                                                   -----------
   Total operating expenses                         15,251,000
                                                   -----------
       Operating loss                               (8,428,000)
Interest income                                      1,017,000
Interest expense                                    (8,271,000)
Equity in losses of affiliates                        (986,000)
                                                   -----------
   Net loss                                       $(16,668,000)
                                                   ===========

     TELQUEST SATELLITE SERVICES LLC. The Company's investment in TSS reflects an equity loss of $736,000 based on CAI's pro-rata share of TSS's net losses approximating $2,944,000 for the three months ended June 30, 1998. Additionally, the investment has been reduced by $208,300 reflecting depreciation of the equipment on lease to TSS. TSS has negative net worth of $4,751,000 at June 30, 1998.

NOTE 6.  OPERATING SEGMENT INFORMATION

     The following information is provided for operating segments for the quarter ended June 30, 1998 as determined by senior management and subject to meeting quantitative thresholds. While CAI is a corporate holding company and not an operating segment, it is shown separately for clarity in segment reporting. AMI, a wholly owned subsidiary of CAI, holds the stock of entities owning or leasing a substantial portion of CAI's spectrum rights.

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 6:  OPERATING SEGMENT INFORMATION (CONTINUED)



                                        ALBANY         NEW YORK      PHILADELPHIA
                     CORPORATE          MARKET          MARKET          MARKET            AMI           ALL OTHER(1)
Revenues
  External            $        -     $  766,300      $  850,989      $ 3,526,503      $         -      $   489,175
  Inter-company          579,000              -               -                -        4,166,137           72,772

Interest expense     (12,876,382)             -               -              341          (21,653)         (11,499)

Depreciation &
  amortization          (519,668)      (366,840)       (970,170)      (2,117,400)      (3,117,480)      (2,548,544)

Segment l            (25,795,124)      (240,450)     (1,398,791)      (1,428,194)        (581,932)      (4,663,888)
Assets               418,757,104      2,653,491       1,269,478       10,648,711      183,947,856       35,599,034
Due from segments    307,396,573              -               -                -                -                -
Due to parent                  -    (11,331,845)    (28,884,701)     (26,635,444)    (183,280,129)     (57,264,454)
Expenditures for
  segment assets           1,354         10,144           3,047           60,330                -          101,852

(1)  includes the Boston Market


Total revenues, income(loss), and assets are reconciled as follows:

                                             REVENUES (EXTERNAL)               INCOME (LOSS)               ASSETS
Total reported for identified segments           $5,143,792                 $(29,444,491)               $617,276,640
Boston Market (included in All Other)                     -                   (2,372,124)                 17,201,477
All Other (excluding Boston Market)                 489,175                   (2,291,764)                 18,397,557
Elimination of inter-segment balances                     -                            -                (309,400,690)
Elimination of inter-segment
investments                                               -                            -                 (17,844,517)
                                                 ----------                 ------------                ------------
          Consolidated totals                    $5,632,967                 $(34,108,379)               $325,630,467
                                                 ==========                 ============                ============

NOTE 7.  SUBSEQUENT EVENTS

        On    July    30,    1998,    the   Company   was   informed   by
PricewaterhouseCoopers LLP ("PWC") that PWC had resigned from its engagement as the Company's independent accountant. The Company was informed by PWC that it had resigned from the engagement due to a conflict of interest arising as the result of the July 1, 1998 merger of Price Waterhouse, LLP and Coopers & Lybrand L.L.P. Prior to the merger, Coopers & Lybrand L.L.P. acted as the Company's independent accountant. Price Waterhouse, LLP, acted as collateral agent and administrative agent for MLGAF under a Note Purchase

                       CAI WIRELESS SYSTEMS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE 7.  SUBSEQUENT EVENTS (CONTINUED)

Agreement dated as of November 24, 1997, as amended from time to time. PWC will continue to act as collateral agent and administrative agent for MLGAF under the Amended and Restated Note Purchase Agreement dated as of July 30, 1998 between the Company and MLGAF.

     Except as discussed below, the reports of Coopers & Lybrand L.L.P. on the Company's financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

     The report of Coopers & Lybrand L.L.P. delivered in connection with the Company's audited financial statements for the years ended March 31, 1998 and 1997 contained an explanatory paragraph which indicated that there was substantial doubt regarding the Company's ability to continue as a going concern.

     In connection with its audits for the two most recent fiscal years and through July 30, 1998, there have been no disagreements with Coopers & Lybrand L.L.P. or PWC on any matter of accounting principles or
practices,  financial  statement  disclosure,   or   auditing   scope  or
procedure, which disagreements if not resolved to the satisfaction of Coopers & Lybrand L.L.P. would have caused them to made reference thereto in their report on the financial statements for such years.

     During the two most recent fiscal years and through July 30, 1998, there have been no reportable events (as defined in Regulation S-K item 304(a)(1)(v)) involving the Company.

     The Company is currently seeking independent accountants  to replace
PWC.

     The Company requested that PWC furnish it with a letter addressed to the SEC stating whether or not PWC agrees with the above statements. A copy of such letter, dated August 6, 1998, was filed as
Exhibit 16 on The Company's Current Report on  Form  8-K  dated August 6,
1998.

                      PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The statements contained in this Quarterly Report on Form 10-Q, including the exhibits hereto, relating to the Company's future operations may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including Bankruptcy or District Court actions or proceedings related to the bankruptcy of CAI and Philadelphia Choice Television, Inc., the Company's ability to obtain additional financing, the Company's ability to attract one or more strategic partners and such strategic partner's willingness to enter into arrangements with CAI on a timely basis, the terms of such arrangements, the receipt of regulatory approvals for alternative uses of its MMDS spectrum, the success of CAI's trials in various of its markets, the commercial viability of any alternative use of MMDS spectrum, consumer acceptance of any new products offered or to be offered by CAI, subscriber equipment availability, practical success of CAI's engineered technology, tower space availability, absence of interference and the ability of the Company to redeploy or sell excess equipment, the assumptions, risks and uncertainties set forth below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein, as well as other factors contained herein and in the Company's other securities filings. Furthermore, there can be no assurance that the financing obtained by the Company to date will enable it to meet its future cash needs.

     GENERAL. On July 30, 1998 (the "Petition Date"), CAI Wireless Systems, Inc., a Connecticut corporation, and one of its wholly-owned subsidiaries, Philadelphia Choice Television, Inc., a Delaware corporation ("PCT" and together with CAI, the "Debtors"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), Wilmington, Delaware. The bankruptcy cases (the "Cases") of CAI and PCT are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 98-1765 (JJF). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, the Debtors, as debtors and debtors-in-possession, have continued to manage and operate their assets and businesses pending the confirmation of a joint reorganization plan and subject to the supervision and orders of the Court. Because CAI is operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code, the existing directors and officers of CAI continue to manage the operations of CAI, subject to the supervision and orders of the Bankruptcy Court.

     The Debtors expect to reorganize under Chapter 11 and have proposed a joint reorganization plan (the "Plan"), which was filed with the Bankruptcy Court on the Petition Date, and filed by the Company on a Current Report on Form 8-K dated July 1, 1998. The Plan has already been voted on and accepted by the requisite number of creditors prior to the Petition Date. Under the Plan, holders of CAI's 12 1/4 % Senior Notes due 2002 (the "Senior Notes") will receive approximately $16,400,000 in cash, $100,000,000 in new senior notes due 2004 and 91% of the equity of reorganized CAI. Holders of subordinated indebtedness of CAI will receive their pro rata share of the remaining 9% of the equity in reorganized CAI. The equity interests granted to the Company's debtholders will be subject to dilution for the issuance of stock options to members of CAI's senior management and for equity issued in connection with the Exit Facility (defined below). The Plan does not provide for any distribution to existing shareholders of CAI.

     At this time, it is not possible to predict the outcome of the Debtors' Chapter 11 cases or their effect on the Debtors' business. Reference is made to Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Report of Independent Public Accountants included in CAI's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, filed with the Securities and Exchange Commission on June 30, 1998, which indicates the substantial doubt about CAI's ability to continue as a going concern.

     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Chapter 11 filing, as well as related circumstances and the losses from operations, continue to raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of the Plan, future operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. The consolidated financial statements included herein do not include any adjustments relating to the commencement of the Cases.

     DIP FINANCING. In connection with the Cases, CAI consummated a $60,000,000 Debtor-in-Possession financing arrangement (the "DIP Facility") provided by Merrill Lynch Global Allocation Fund, Inc. ("MLGAF"). The DIP financing is governed by an Amended and Restated Note Purchase Agreement dated as of July 30, 1998 (the "NPA") between CAI and MLGAF, a copy of which was filed as an exhibit to CAI's Current Report on Form 8-K dated August 3, 1998. Of the $60,000,000 provided to CAI under the DIP Facility, $49,105,894 represented the outstanding principal, interest and fees due to the Purchaser pursuant to that certain Note Purchase Agreement dated as of November 24, 1997 (the "Existing Note Purchase Agreement") among CAI, certain of its subsidiaries and MLGAF. All such amounts outstanding under the Existing Note Purchase Agreement were converted into DIP Notes as if there had been a purchase under the DIP Facility Agreement in the amount of $49,105,894. The remaining amount, $10,894,106, was made available to CAI for its use during the Chapter 11 case, in accordance with the terms of an approved budget.

     The indebtedness under the DIP Facility is represented by promissory notes in the aggregate principal amount of $60,000,000 (the "DIP Notes"), which notes bear interest at the per annum rate of 13% and mature on January 29, 1999 (the "Maturity Date"). A commitment fee of (i) 1% for the three-month period commencing with the Petition Date, (ii) 4% for the next succeeding three-month period, and (iii) 2% for each three-month period thereafter, of the aggregate principal amount of the DIP Notes will be earned quarterly in advance and payable on the Maturity Date.

     CAI's obligations under the DIP Notes are secured by a first priority lien on, and security interest in, all of CAI's assets, including the stock of its wholly-owned subsidiaries, and a pledge of its holdings in CS Wireless Systems, Inc., TelQuest Satellite Services LLC and Wireless Enterprises, LLC, an MMDS-operator programming cooperative. In addition, certain of CAI's wholly-owned subsidiaries have guaranteed CAI's obligations under the DIP Notes and have secured such guaranty by granting to MLGAF a first lien on, and security interest in, all of such subsidiaries' assets.

     The  Bankruptcy Court approved the DIP Facility on an interim  basis
on July 30,  1998.   A  final  hearing before the Bankruptcy Court on any
objections to the DIP Facility is scheduled for August 25, 1998.

     EXIT FACILITY. CAI is seeking to obtain an $80,000,000 credit facility (the "Exit Facility"), the proceeds of which will be used to repay all outstanding amounts under the DIP Facility and to fund CAI's operations for approximately 12 months following the consummation of the bankruptcy. Based upon the advice of CAI's financial advisor, BT Alex. Brown Incorporated, CAI anticipates that the Exit Facility will consist of two tranches of secured debt. The first tranche would consist of approximately $30,000,000 principal amount of senior secured notes (the "Senior Secured A Notes"), which would be secured by a first priority lien on and security interest in (i) substantially all of CAI's existing and after-acquired assets, (ii) the stock of the Company's subsidiaries, and (iii) selected assets that are held by certain of the Company's subsidiaries, in each case subject to certain limited exceptions and qualifications. The second tranche would consist of approximately $50,000,000 principal amount of senior secured notes (the "Senior Secured B Notes"), which would be secured by a second priority lien on and security interest in the same assets.

     CAI anticipates the Senior Secured A Notes will accrue interest semi-annually at a rate of approximately 10.5% per annum, payable at maturity, and the Senior Secured B Notes at a rate of approximately 13.0% per annum, payable at maturity. The maturity date for both the Senior Secured A Notes and the Senior Secured B Notes (together, the "New Senior Secured Facility") is expected to be in September, 2000. CAI anticipates that the Senior Secured A Notes and the Senior Secured B Notes will require the payment at maturity of certain commitment and other fees (collectively, the "Facility Fees") of approximately 1% and 7%, respectively.

     CAI further anticipates that prospective purchasers of the Senior Secured A Notes and Senior Secured B Notes would expect to receive six-year warrants to purchase shares of Common Stock of CAI, which would be exercisable for $.01 per share and would contain usual and customary registration rights and standard anti-dilution protections. Although no definitive negotiations have taken place with any prospective exit lenders, depending upon a wide variety of factors including the actual interest rate of such notes, the Facility Fees, the apparent prospects of reorganized CAI at the time of consummation of the Plan, and the interest of prospective lenders, it is anticipated that warrants to acquire approximately 2% and 10% of the common equity of reorganized CAI would be issued to purchasers of the Senior Secured A Notes and Senior Secured B Notes, respectively. The economic terms of the New Senior Secured Facility are interrelated and the interest rate, Facility Fees and equity components of the proposed New Senior Secured Facility may vary without significantly affecting the overall economic impact of the proposed New Senior Secured Facility on CAI or its current stakeholders.

     If the New Senior Secured Facility is provided in significant part by one or more current holders of CAI's Senior Notes, CAI anticipates offering each holder of Senior Notes the non-transferable right to subscribe for up to 65% of the principal amount of Senior Secured A Notes and Senior Secured B Notes. Under the terms of the NPA, MLGAF was granted the right, but not the obligation, to assume up to 35% of the New Senior Secured Facility. If and to the extent that holders of Senior Notes wish to subscribe for more than the entire principal amount of the New Senior Secured Facility (subject to MLGAF's aforementioned right under the NPA), the right to subscribe would be allocated on a PRO RATA basis, in accordance with the amount of each current holder of Senior Notes wishes to invest in the New Senior Secured Facility.

     The foregoing is a summary of certain anticipated terms of the New Senior Secured Facility and is qualified in its entirety by reference to the New Senior Secured Facility. As of the date hereof, CAI has not received any commitments with respect to all or any part of the New Senior Secured Facility and there can be no assurance that the terms of the actual New Senior Secured Facility will not vary from the terms described above or that the New Senior Secured Facility can be obtained at all.

                     LIQUIDITY AND CAPITAL RESOURCES

     CAI's primary sources of liquidity are cash flows from operations, trade credit and borrowings under the Existing Credit Facility for the period prior to July 30, 1998 and subsequently under the DIP Facility. During the quarter ended June 30, 1998, CAI expended approximately $5,600,000 of cash to fund operating activities. CAI also expended approximately $418,000 for equipment, $412,000 to TSS in fulfillment of its investment obligation and $835,000 in debt payments. The cash requirements were primarily funded by existing cash balances maintained in the restricted investment account. At June 30, 1998, CAI had available funds of approximately $3,268,000, of which $2,307,000 was restricted and all of which will be used to fund the operations of the Company. CAI is committed through additional open purchase orders as of June 30, 1998 to spend approximately $2,500,000, primarily for capital expenditures associated with additional development its digital transmission facilities.

     The Company's operating plans, including digital video, voice and two-way data, Internet and intranet access services and testing, will require additional funding. The Company's ability to raise additional funds through secured loans and the issuance of certain equity is currently limited by the terms of the Indenture governing the Company's 12.25% Senior Notes due 2002, the terms of various outstanding securities and/or the terms of the NPA. Additionally, assuming confirmation of the Plan, the Company's ability to raise additional funds through secured loans and the issuance of certain equity is expected to be limited under the terms of the new Senior Notes that will be issued to the holders of CAI's 12.25% Senior Notes at the consummation of the Plan, and under the terms of the New Senior Secured Facility. There can be no assurance that the funds obtained by the Company in connection with the DIP Facility, or that funds anticipated to be obtained by CAI upon consummation of the New Senior Secured Facility, and as permitted under the terms of the New Senior Secured Facility and the indenture governing the new Senior Notes will enable CAI to meet its future cash needs.

                          RESULTS OF OPERATIONS

JUNE 30, 1998 COMPARED TO JUNE 30, 1997

     The Company's strategy is not to pursue analog-based television subscriber growth while it evaluates its business opportunities in addition to subscription television including high-speed Internet and Intranet access, as well as digital video and telephony services. The policy has had a negative impact on the Company's subscription revenues. As of June 30, 1998, the Company's subscriber base had decreased by approximately 16,600 to 49,100 subscribers from approximately 65,700 at June 30, 1997. Consequently, subscriber revenues decreased $2,042,000 for the quarter ended June 30, 1998 compared to the corresponding period last year.

     Operating expenses were $16,803,000 and $19,114,000 for the quarter ended June 30, 1998 and 1997, respectively. Programming costs, which decreased by $46,000, did not decline in proportion to the revenue decline due to minimum provisions provided by certain of the programming agreements. The $2,311,000 reduction in operating expenses for the first quarter versus last year's first quarter reflects lower technical, customer service and marketing costs approximating $1,349,000 which were in-line with the decline in subscribers, offset by an increase in general and administrative expenses of $204,000 consisting of incremental increases in financial and corporate restructuring costs, attorneys fees in the class action lawsuit, and various FCC filings. The remaining decrease of approximately $1,120,000 reflects lower depreciation and amortization, primarily due to a reduction in goodwill amortization resulting from the goodwill write-down at March 31, 1998, offset by greater depreciation related to the Boston digital project.

     Interest expense was $12,910,000 and $10,974,000 for the quarters ended June 30, 1998 and 1997, respectively. This increase is primarily due to the interest on the interim debt financing in the 1998 quarter that did not exist during the comparable quarter last year.

     The decrease in CAI's investment in CS Wireless of $10,002,000 reflects primarily the Company's 60% pro rata share of the $16,668,000 net loss reported by CS Wireless for the three months ended March 31, 1998. The aggregate decrease in this investment was $6,616,000 for the same period last year. The decrease in CAI's investment in TSS of $736,000 reflects primarily the Company's 25% pro-rata share of the estimated $2,944,000 loss of TSS from April 1, 1998 to June 30, 1998, plus another $208,300 reflecting CAI's depreciation on the equipment leased to TSS.

                       PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this filing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a) EXHIBITS.

        The following exhibits are filed herewith or incorporated by reference as indicated:

                                                                        Incorporation
                                                                        by Reference         Page
    EXHIBIT NO.                       DESCRIPTION                        (SEE LEGEND)     REFERENCE
3.1                Amended and Restated Certificate of
                    Incorporation of CAI                                [1] Exhibit 3.1
3.2                Amended and Restated Bylaws of CAI                   [1] Exhibit 3.2
4.1                Amended and Restated Note Purchase Agreement
                    dated as of July 30, 1998 between Registrant
                    and Merrill Lynch Global Allocation Fund, Inc.      [2] Exhibit 4.1
16.                Letter by PricewaterhouseCoopers to Securities
                    and Exchange Commission dated August 6, 1998        [3] Exhibit 16.
<dagger>27.        Financial Data Schedule
99.1               Disclosure Statement dated as of June 30, 1998       [4] Exhibit 99.1
99.2               Disclosure Statement Supplement dated as of
                    July 15, 1998                                       [5] Exhibit 99.1
99.3               Interim Order Authorizing Postpetition
                    Financing                                           [2] Exhibit 99.1
99.4               Press Release dated July 30, 1998                    [2] Exhibit 99.2

       LEGEND

[1] Incorporated by reference to the exhibits to the Quarterly Report on
    Form 10-Q for September 30, 1995.
[2] Incorporated by reference to the exhibit to the Current Report on
    Form 8-K dated August 3, 1998.
[3] Incorporated by reference to the exhibit to the Current Report on
    Form 8-K dated August 6, 1998.
[4] Incorporated by reference to the exhibit to the Current Report on
    Form 8-K dated July 1, 1998.
[5] Incorporated by reference to the exhibit to the Current Report on
    Form 8-K dated July 16, 1998.
<dagger> Filed herewith.

     b)  REPORTS ON FORM 8-K.

        (1) Form 8-K filed July 1, 1998, regarding the following:

           Item 5. Other Events:
                The Company commenced a solicitation of votes on June 30, 1998 with respect to a pre-packaged reorganization plan and upon acceptance, intends to file a voluntary petition under Chapter 11 of the Bankruptcy Code.

           Item 7. Financial Statements, Pro Forma Financial Information and Exhibits
                C. Exhibits
                    99.1 Disclosure Statement dated as of June 30, 1998

        (2) Form 8-K filed July 16, 1998, regarding the following:

           Item 5. Other Events
                The Company disseminated a Disclosure Statement
                Supplement to certain impaired creditors which sets forth additions and/or amendments to the Disclosure Statement originally sent to certain impaired creditors.

           Item 7. Financial Statements, Pro Forma Financial Information and Exhibits
                C.  Exhibits
                    99.1 Disclosure Statement Supplement dated as of July
                         15, 1998

        (3) Form 8-K filed August 3, 1998, regarding the following:

           Item 3. Bankruptcy or Receivership
                The Company filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware, Wilmington, Delaware. CAI, as Debtor-in-possession, will continue to manage and operate its assets and business with its existing directors and officers, subject to the supervision and orders of the Court. Concurrent with filing the voluntary petitions, CAI sold 13% senior secured notes due January 29, 1999 to Merrill Lynch Global Allocation Fund, Inc. which provided for the rollover of the existing bridge financing with the remaining $10,894,000 available for use during the Chapter 11 proceedings, in accordance with the terms of an approved budget.

           Item 7. Financial Statements, Pro Forma Financial Information and Exhibits
                C. Exhibits
                     4.1 Amended and Restated Note Purchase Agreement
                         dated as of July 30, 1998 between Registrant and Merrill Lynch Global Allocation Fund, Inc.
                    99.1 Interim Order Authorizing Postpetition
                         Financing.
                    99.2 Press Release dated July 30, 1998.

        (4) Form 8-K filed August 6, 1998, regarding the following:

           Item 4. Changes in Registrant's Certifying Accountant
                PricewaterhouseCoopers LLP resigned from its engagement as the Company's independent accountant due to a conflict of interest arising as a result of the merger of the two accounting firms.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




        SIGNATURE                       TITLE                                         DATE

/S/                                    Chairman, Chief Executive Officer           August 12, 1998
JARED E. ABBRUZZESE                     and Director (Principal Executive
                                        Officer)

/S/                                    Executive Vice President, Chief             August 12, 1998
JAMES P. ASHMAN                         Financial Officer and Director
                                        (Principal Financial Officer)

/S/                                    Vice President and Controller               August 12, 1998
ARTHUR J. MILLER                        (Principal Accounting Officer)
