Form 10-Q
period 1998-09-30
CAI WIRELESS SYSTEMS INC
filed 1998-11-13
CIK 914749

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

               For the quarterly period ended SEPTEMBER 30, 1998

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes       X    No   _____

Number of shares outstanding of each of registrant's class of common stock at October 29, 1998:

CLASS                                                       OUTSTANDING SHARES
Common Stock, $.01 par value                                    17,241,379

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.

                          CAI WIRELESS SYSTEMS, INC.
                            (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30, 1998                MARCH 31, 1998
                                                                   ------------------                --------------
                                                                       (UNAUDITED)
                                ASSETS
         Cash and cash equivalents                                   $    1,339,067                 $    1,275,020
         Restricted cash                                                 11,204,249                      9,134,651
         Debt service escrow                                             16,913,922                     16,418,922
         Subscriber accounts receivable, net                                701,635                        387,144
         Prepaid expenses                                                   549,100                        661,669
         Property and equipment, net                                     41,459,062                     49,898,337
         Wireless channel rights, net                                   187,730,254                    194,050,792
         Investment in CS Wireless Systems, Inc.                                  -                     43,337,527
         Investment in TelQuest Satellite Services LLC                    1,220,404                      3,174,732
         Goodwill, net of accumulated amortization                       22,066,442                     22,985,876
         Debt financing costs, net                                        5,838,099                      7,079,424
         Other assets                                                     3,059,931                      3,061,780
                                                                       ------------                    -----------
         Total Assets                                                 $ 292,082,165                  $ 351,465,874
                                                                      =============                  =============
                 LIABILITIES AND SHAREHOLDERS' DEFICIT
         LIABILITIES
         Accounts payable                                             $   3,125,495                  $   4,852,091
         Accrued expenses                                                28,935,335                     12,253,286
         Wireless channel rights obligations                              2,922,100                      4,832,971
         Interim debt financing                                          60,000,000                     45,000,000
         Long term notes                                                311,558,053                    312,088,506
                                                                      -------------                   ------------
                                                                        406,540,983                    379,026,854
                                                                      =============                  ==============
          Commitments and Contingencies
          SHAREHOLDERS' DEFICIT
           Common stock, 100,000,000 shares authorized, no par
             value; 40,543,039 shares issued and outstanding            275,770,764                     275,770,764
           Additional paid-in capital                                   101,711,759                     101,711,759
           Accumulated deficit                                         (491,941,341)                   (405,043,503)
                                                                      -------------                    ------------
                                                                       (114,458,818)                    (27,560,980)
                                                                      -------------                    ------------
         Total Liabilities and Shareholders' Deficit                  $ 292,082,165                   $ 351,465,874
                                                                      =============                   =============

                See notes to consolidated financial statements.

                          CAI WIRELESS SYSTEMS, INC.
                            (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          Six-Months Ended                         Three-Months Ended
                                                            SEPTEMBER 30,                            SEPTEMBER 30,
                                                    ----------------------------              -----------------------------
                                                       1998              1997                   1998               1997
Revenues                                       $  10,852,156      $  15,386,043           $   5,219,189        $  7,294,791
                                               -------------      -------------           -------------        ------------
Costs and expenses
   Programming and licensing                       7,606,028          7,271,163               3,949,343           3,568,253
   General and administrative                     12,518,953         14,771,615               6,191,778           7,299,282
   Depreciation and amortization                  13,637,310         15,907,088               6,817,688           7,968,256
                                               -------------      -------------            ------------        ------------
                                                  33,762,291         37,949,866              16,958,809          18,835,791
                                               -------------      -------------            ------------        ------------

        Operating loss                           (22,910,135)       (22,563,823)            (11,739,620)        (11,541,000)
                                               -------------      -------------            ------------        ------------

Other income (expense)
   Interest expense                              (22,552,464)       (22,929,735)             (9,642,589)        (11,956,062)
   Equity in losses of affiliates                (45,291,855)       (13,740,000)            (34,324,691)         (7,124,000)
   Interest and other income                       3,856,616          1,623,027               2,917,441             762,390
                                                ------------       ------------            ------------        ------------
                                                 (63,987,703)       (35,046,708)            (41,049,839)        (18,317,672)
                                                ------------       ------------            ------------        ------------

        Net loss                                 (86,897,838)       (57,610,531)            (51,789,459)        (29,858,672)

Preferred stock dividends                                  -         (7,274,859)                      -          (3,706,901)
                                                ------------       ------------            ------------        ------------

        Loss applicable to common
        stockholders                            $(86,897,838)      $(64,885,390)           $(52,789,459)       $(35,565,573)
                                                ============       ============            ============        ============
Loss per common share                             $  (2.14)          $  (1.60)               $  (1.30)           $  (0.83)
                                                  ========           ========                ========            ========
Average common and equivalent
   shares outstanding                             40,543,039         40,540,539              40,543,039          40,540,539
                                                  ==========         ==========              ==========          ==========

                See notes to consolidated financial statements.

                          CAI WIRELESS SYSTEMS, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             FOR THE QUARTER ENDED SEPTEMBER 30, 1998 (UNAUDITED)
                       AND THE YEAR ENDED MARCH 31, 1998


                                                                             ADDITIONAL
                                                COMMON STOCK                  PAID-IN         ACCUMULATED          TOTAL
                                             SHARES         AMOUNT            CAPITAL           DEFICIT       EQUITY (DEFICIT)
                                             ------         ------            -------           -------       ----------------
Balance at March 31, 1997                  40,540,539    $275,769,414        $        -     $(161,079,224)       $114,690,190
Common stock issued in exchange for
   BANX warrants                                2,500           1,350                 -                 -               1,350
Senior preferred stock and accumulated
   dividends contributed to capital
   pursuant to the BANX termination
   agreement on March 3, 1998                       -               -       101,711,759                 -         101,711,759
Preferred stock dividends accrued                   -               -                 -       (13,891,025)        (13,891,025)
Net loss                                            -               -                 -      (230,073,254)       (230,073,254)
                                           ----------    ------------      ------------     -------------       -------------
BALANCE AT MARCH 31, 1998                  40,543,039     275,770,764       101,711,759      (405,043,503)        (27,560,980)
NET LOSS                                            -               -                 -       (86,897,838)         86,897,838)
                                           ----------    ------------      ------------     -------------       -------------
BALANCE AT SEPTEMBER 30, 1998              40,543,039    $275,770,764      $101,711,759     $(491,941,341)      $(114,458,818)
                                           ==========    ============      ============     =============       =============

                See notes to consolidated financial statements.

                          CAI WIRELESS SYSTEMS, INC.
                            (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Six Months Ended September 30,
                                                                     ---------------------------------------
                                                                          1998                      1997
                                                                     -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $ (86,897,838)            $ (57,610,531)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                                         13,637,310                15,907,088
  Equity in net losses of affiliates                                    45,291,855                13,740,000
  (Gain) loss on sale of assets                                         (2,566,716)                   36,682
  Debt financing costs and discount amortization                           864,180                 2,434,732
  Changes in assets and liabilities:
    Subscriber accounts receivable and other assets                       (248,379)                   95,181
    Accounts payable and accrued expenses                               19,766,648                 2,470,606
                                                                      ------------              ------------
         Net cash used in operating activities                         (10,152,940)              (22,926,242)
                                                                      ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Funds deposited in restricted cash account                            (2,069,598)                        -
  Purchase of wireless channel rights                                     (109,929)               (1,761,760)
  Purchase of equipment                                                   (686,760)               (5,224,875)
  Proceeds from sale of equipment                                        4,810,018                    39,145
  Proceeds from sale of investments                                         62,166                    66,443
  Proceeds from sale of escrow investments                                       -                15,083,944
  Payments received from CS Wireless Systems, Inc.                         212,139                 2,514,542
  Investment in TelQuest Satellite Services LLC                           (411,567)               (1,512,488)
  Loan to related parties                                                  (87,421)                 (197,758)
  Cash paid for investment                                                       -                  (356,025)
  Other                                                                   (196,017)                 (153,823)
                                                                       -----------               -----------
         Net cash provided by investing activities                       1,523,031                 8,497,345
                                                                       -----------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from interim debt financing                                  10,894,106                 9,500,000
  Repayment of debt including wireless channel rights
   obligations                                                          (2,073,705)               (2,167,578)
  Debt financing costs paid                                               (126,445)               (2,514,372)
                                                                       -----------               -----------
         Net cash provided by financing activities                       8,693,956                 4,818,050
                                                                        ----------               -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        64,047                (9,610,847)

Cash and cash equivalents, beginning of year                             1,275,020                10,471,918
                                                                       -----------               -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  1,339,067               $   861,071
                                                                      ============               ===========

CASH PAYMENTS DURING THE PERIOD FOR INTEREST                              $ 22,823              $ 17,429,098
                                                                          ========              ============

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

      The consolidated financial statements include the accounts of CAI Wireless Systems, Inc. and its wholly-owned subsidiaries (the "Company" or "CAI"). All intercompany transactions have been eliminated in consolidation. CAI's 60% investment in CS Wireless Systems, Inc. ("CS Wireless") and 30% investment in TelQuest Satellite Services LLC ("TSS") are accounted for on the equity method since CAI does not control day to day operations of either company. Current summarized financial information regarding CS Wireless is presented in Note 5. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for interim periods have been included. Certain items in the prior period financial statements have been reclassified to conform with the current period's presentation. Operating results for the quarter and six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. The unaudited financial statements presented herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1998 which is on file with the Securities and Exchange Commission.

NOTE 2.  CHAPTER 11 FILING

      On July 30, 1998 (the "Petition Date"), CAI Wireless Systems, Inc., a Connecticut corporation ("CAI Wireless"), and one of its wholly-owned subsidiaries, Philadelphia Choice Television, Inc., a Delaware corporation ("PCT"; and together with CAI Wireless, the "Debtors"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), Wilmington, Delaware. The bankruptcy cases (the "Cases") of CAI Wireless and PCT are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 98-1765
(JJF). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, the Debtors, as debtors and debtors-in-possession, managed and operated their assets and businesses pending the September 30, 1998 confirmation of a joint reorganization plan (the "Plan") under the supervision and orders of the Bankruptcy Court. The Plan was filed with the Bankruptcy Court on the Petition Date and filed by the Company with the Securities and Exchange Commission (the "Commission") on a Current Report on Form 8-K on July 1, 1998.

      Prior to the Petition Date, the Company solicited and received the requisite approvals from those classes of creditors that would be impaired under the Plan. Specifically, the Company solicited and received the requisite approval of the holders of the Company's 12.25% Senior Notes due 2002 (the "Old Senior Notes") and the holders of certain subordinated indebtedness of the Company. The Company did not solicit the vote of its shareholders, for whom the Plan provided no right to receive or retain any property of the Company post-reorganization. Section 1126(g) of the Bankruptcy Code specifically deems such shareholders not to have accepted the Plan.

     A confirmation hearing was held in the Bankruptcy Court on September 9, 1998. The Plan was confirmed on September 30, 1998 and consummated on October 14, 1998. Under the confirmed Plan, each holder of the Old Senior Notes received a pro rata portion of $212,909,624 aggregate principal amount at maturity ($100,000,000 aggregate discounted principal amount at issuance) of 13% Senior Notes due 2004 (the "New Senior Notes"), 91% of the equity of reorganized CAI and approximately $16,500,000 in cash. Holders of subordinated indebtedness

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 2.  CHAPTER 11 FILING (CONTINUED)

claims against CAI received a pro rata portion of the remaining 9% of the equity of reorganized CAI. All equity received by the holders of Old Senior Notes and subordinated indebtedness claims was subsequently diluted by equity reserved for issuance upon the exercise of options granted to members of CAI's senior management and for equity of reorganized CAI issued in connection with the Exit Facility (defined below).

      Although the Company has emerged from bankruptcy, there continues to be substantial doubt as to the Company's ability to continue as a going concern. Reference is made to Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Report of Independent Public Accountants included in CAI's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, filed with the Commission on June 30, 1998.

      The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The appropriateness of reporting on a going concern basis is dependent upon, among other things, future operations and the ability to generate sufficient cash from operations and financing sources to meet obligations. The consolidated financial statements contained herein and to which these notes relate do not include any adjustments relating to the confirmation and consummation of the Plan. Reference is made to the pro forma balance sheet included herein as Exhibit 99.5, which gives effect to the October 14, 1998 consummation of the Plan as if such consummation had occurred on September 30, 1998.

NOTE 3.  INTERIM FINANCING

      DIP FINANCING. In connection with the Cases, CAI consummated a $60,000,000 Debtor-in-Possession financing arrangement (the "DIP Facility") provided by Merrill Lynch Global Allocation Fund, Inc. ("MLGAF"). The DIP financing was governed by an Amended and Restated Note Purchase Agreement dated as of July 30, 1998 (the "DIP Agreement") between CAI and MLGAF, a copy of which was filed as an exhibit to CAI's Current Report on Form 8-K dated August 3, 1998. Indebtedness under the DIP Facility was evidenced by certain promissory notes, accrued interest at 13% per annum and had a maturity date of January 29, 1999.

      Of the $60,000,000 provided to CAI under the DIP Facility, $49,105,894 represented the outstanding principal, interest and fees due to the MLGAF pursuant to that certain Note Purchase Agreement dated as of November 24, 1997 (the "Existing Note Purchase Agreement") among CAI, certain of its subsidiaries and MLGAF. All such amounts outstanding under the Existing Note Purchase Agreement were converted into DIP Notes as if there had been a purchase thereof under the DIP Agreement in the amount of $49,105,894. The remaining $10,894,106 was made available to CAI for its use during the Chapter 11 case, in accordance with the terms of an approved budget.

      On October 14, 1998, in connection with consummating the Plan, all outstanding amounts under the DIP Facility, including the $60,000,000 aggregate principal amount, accrued and unpaid interest in the amount of $1,646,667 and a $600,000 commitment fee were repaid out of the proceeds of the Exit Facility (defined below).

      EXIT FACILITY. On October 14, 1998, in connection with consummating the Plan, the Company obtained an $80,000,000 credit facility (the "Exit Facility"), also from MLGAF. The Company received net proceeds from the Exit Facility of $15,953,000, after repaying all outstanding amounts under the DIP Facility and certain commitment fees associated with the Exit Facility. The Exit Facility is governed by the terms of a Note Purchase Agreement dated October 14, 1998 (the "NPA"), a copy of which was filed by the Company with the Commission as an exhibit to the Company's Current Report on 8-K dated October 15, 1998. The Exit Facility consists of two tranches: Tranche A and Tranche B. Tranche A is a $30,000,000 senior secured loan bearing interest at 10.5% compounded

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3.  INTERIM FINANCING (continued)

semi-annually and evidenced by a Senior Secured A Note. The Company has granted a first priority lien on and security interest in all of its assets to secure performance of the Company's obligations with respect to Tranche A. Tranche B is a $50,000,000 senior secured loan bearing interest at 13% per annum and evidenced by a Senior Secured B Note. The Company has granted a second priority lien on and security interest in and to all of its assets to secure performance of its obligations with respect to Tranche B.

      In addition to the liens granted by the Company, substantially all of the Company's wholly-owned subsidiaries have guaranteed the obligations of the Company with respect to the Exit Facility. The subsidiaries have granted a lien on and security interest in all of their respective assets to secure their performance under such subsidiary guaranties.

      The Exit Facility is a two-year credit facility, maturing on October 14, 2000. The Company paid a 1% facility fee equal to $300,000 on the Tranche A amount at the closing of the Exit Facility. In addition, the Company is required to pay an 8% facility fee equal to $4,000,000 on the Tranche B amount, of which the Company paid $1,500,000 at the closing of the Exit Facility. The remaining $2,500,000 balance of the Tranche B facility fee is payable at maturity of the Exit Facility (by its term, acceleration or otherwise).

      The Company issued 2,241,379 shares of its Common Stock, par value $.01 per share (the "New Common Stock") to MLGAF as additional consideration to MLGAF for providing the Exit Facility. The shares of New Common Stock issued to MLGAF represent 13% of the total New Common Stock issued and outstanding on October 14, 1998. The foregoing is a summary of certain terms of the Exit Facility and is qualified in its entirety by reference to the NPA.

NOTE 4.  LITIGATION

      IN RE CAI WIRELESS SYSTEMS INC. SECURITIES LITIGATION. CAI has been named in six class action lawsuits alleging various violations of the federal securities laws filed in the United States District Court for the Northern District of New York. The actions were consolidated into one lawsuit entitled IN RE CAI WIRELESS SYSTEMS, INC. SECURITIES LITIGATION (96-CV-1857) (the "Securities Lawsuit"), which is currently pending in the Northern District of New York. The amended, consolidated complaint, which names the Company, Jared
E. Abbruzzese, chairman and chief executive officer of the Company, John J. Prisco, president, chief operating officer and a director of the Company, and Alan Sonnenberg, the former president of the Company, as defendants, alleges a variety of violations of the anti-fraud provisions of the Federal securities laws by CAI arising out of its alleged disclosure (or alleged omission from disclosure) regarding its Internet and other flexible use of MMDS spectrum, as well as its business relationship with Bell Atlantic and NYNEX. Specifically, the complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 promulgated under the Exchange Act during the specified Class Period (May 23, 1996 through December 6, 1996).

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

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4.  LITIGATION (continued)

      The Plan provided no recovery to any holder of the Company's equity or to any holder of an equity-based claim, such as the claims made against the Company in the Securities Lawsuit. Upon the confirmation of the Plan on September 30, 1998 and the October 14, 1998 consummation of the Plan, plaintiffs' claims against the Company in the Securities Lawsuit were discharged and released by order of the Bankruptcy Court. Furthermore, the Securities Lawsuit plaintiffs were enjoined from continuing their action against the Company. The Company is currently preparing a stipulation of dismissal to be filed with the Court in this action. The individual defendants are continuing to contest the Securities Lawsuit vigorously and believe it is entirely without merit at this time. Accordingly, management believes the Securities Lawsuit will not have a material adverse effect on the Company's earnings, financial condition or liquidity.

      OTHER LITIGATION. The Company is also named as a defendant in JOE HAND PROMOTIONS, INC. V. CAI WIRELESS SYSTEMS, INC. D/B/A POPVISION WIRELESS CABLE and as a third party defendant by one or more defendants in JOE HAND PROMOTIONS, INC. V. 601 L & P BAR, INC. AND JOE HAND PROMOTIONS V. CAROL VALICEE D/B/A MARV'S BAR & RESTAURANT V. CAI WIRELESS SYSTEMS, INC. D/B/A
POPVISION  WIRELESS  CABLE  TV    in  the  U.S.  District Court for the Eastern
District of Pennsylvania. These actions arise out of the alleged improper broadcasts of certain sporting events in commercial establishments in violation of the alleged distributor's exclusive broadcast rights. The Complaints seek actual compensatory damages in unspecified amounts, together with statutory penalties claimed for alleged violations of federal statutes. The Plaintiff, Joe Hand Promotions, has alleged itself to be the exclusive distributor of certain televised sporting events in the greater Philadelphia area for commercial establishments, and has alleged the improper broadcast of such
events in approximately five instances.   The  lawsuits were in the preliminary
stages when the Company commenced its Chapter 11 case. Action against CAI in these lawsuits has been suspended by the Court. The Company believes that in the event of outcomes adverse to it, the amounts would not be material given the nature of the claims.

NOTE 5.  EQUITY INVESTMENTS

      CS WIRELESS SYSTEMS,  INC.   The elimination of the Company's
investment in CS Wireless reflects an equity loss to the extent of its $43,338,000 investment, and is based on CAI's 60% pro-rata share of CS Wireless' net loss of $83,300,000 for the six-month period ended June 30, 1998. $33,336,000 of the $83,300,000 CS Wireless loss occurred in CAI's second quarter based on the June 1998 write-down of goodwill by CS Wireless in the amount of $46,378,000. The remaining pro rata share of the $83,300,000 net loss was not recorded since CAI does not guarantee any CS Wireless debt.
There is no current year amortization of goodwill associated with this investment since CAI's goodwill relating to CS Wireless was written off as of March 31, 1998.

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 5.  EQUITY INVESTMENTS (continued)

      The following is an unaudited condensed consolidated balance sheet of CS Wireless derived from its Form 10-Q as of June 30, 1998:

ASSETS
Cash and cash equivalents                                  $ 54,144,000
Restricted cash                                               5,030,000
Other current assets                                          1,967,000
Systems and equipment, net                                   52,939,000
Wireless channel rights, net                                170,051,000
Investment in and loans to equity affiliates                  7,022,000
Debt issuance costs and other assets, net                     8,859,000
                                                           ------------
 Total Assets                                              $300,012,000
                                                           ============
LIABILITIES AND EQUITY
Accounts payable and accrued expenses                    $    6,174,000
FCC Auction payable                                           4,164,000
Other liabilities                                               778,000
Debt                                                        299,967,000
Equity                                                      (11,071,000)
                                                           ------------
 Total Liabilities and Equity                              $300,012,000
                                                           ============

      The following is an unaudited condensed consolidated statement of operations of CS Wireless derived from its June 30, 1998 Form 10-Q for the period presented:

                                                 Quarter Ended               Six Months Ended
                                                 JUNE 30, 1998                 JUNE 30, 1998
                                                 -------------               ----------------

Revenues                                          $ 6,805,000                  $ 13,628,000
                                                  -----------                  ------------
Operating expenses:
 Systems operations                                 4,017,000                   7,925,000
 General and administrative                         4,983,000                   9,102,000
 Impairment of goodwill                            46,378,000                  46,378,000
 Depreciation and amortization                      7,717,000                  14,941,000
                                                  -----------                 -----------
   Total operating expenses                        63,095,000                  78,346,000
     Operating loss                               (56,290,000)                (64,718,000)
Interest income                                       926,000                   1,943,000
Interest expense                                   (8,621,000)                (16,892,000)
Equity in losses of affiliates                       (779,000)                 (1,765,000)
Cumulative effect of change in accounting
         principle for organizational costs                 -                  (1,868,000)
                                                 ------------                ------------
        Net loss                                 $(64,764,000)               $(83,300,000)
                                                 ============                ============

      TELQUEST SATELLITE SERVICES LLC. The Company's investment in TSS reflects an equity loss of $760,000 based on CAI's pro-rata share of TSS's net losses approximating $1,158,000 for the three months ended September 30, 1998 plus a true-up for CAI's ownership which increased as of December 8, 1997 to 30% based on a non-exclusivity agreement signed as of that date. Additionally, the investment has been reduced by $416,600 in depreciation on the equipment leased to TSS. As of September 30, 1998, TSS has negative net worth of $5,764,000.

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
NOTE 6.  OPERATING SEGMENT INFORMATION

      The following information is provided for operating segments for the six months ended September 30, 1998 as determined by senior management and subject to meeting quantitative thresholds. While CAI is a corporate holding company and not an operating segment, it is shown separately for clarity in segment reporting. Atlantic Microsystems, Inc. ("AMI"), a wholly owned subsidiary of CAI, holds the stock of entities owning or leasing a substantial portion of CAI's spectrum rights.

                                           Albany           New York          Philadelphia
                          CORPORATE        MARKET            MARKET              MARKET             AMI           ALL OTHER(1)
                          ---------        ------           --------          -----------           ---           -----------
Revenues
  EXTERNAL
Three months 6/98       $          -    $     766,300     $    850,989        $  3,526,503     $           -     $    489,175
Three months 9/98                  -          729,393          766,675           3,345,322                 -          377,799
                         -----------     ------------      -----------         -----------      ------------      -----------
Total six months        $          -    $   1,495,693     $  1,617,664        $  6,871,825     $           -     $    866,974
                         ===========     ============      ===========         ===========      ============      ===========
 INTER-COMPANY
Three months 6/98       $    579,000    $           -     $          -        $          -     $   4,166,137     $     72,772
Three months 9/98            579,000                -                -                   -         4,417,308     $    108,806
                         -----------     ------------      -----------         -----------      ------------      -----------
Total six months        $  1,158,000    $           -     $          -        $          -     $   8,583,445     $    181,578
                         ===========     ============      ===========         ===========      ============      ===========
INTEREST EXPENSE
Three months 6/98       $(12,876,382)   $           -     $          -        $          -     $     (21,653)    $    (11,499)
Three months 9/98         (9,632,084)               -                -                   -     $      (4,376)    $     (6,470)
                         -----------     ------------      -----------         -----------      ------------      -----------
Total six months        $(22,508,466)   $           -     $          -        $          -     $     (26,029)    $    (17,969)
                         ===========     ============      ===========         ===========      ============      ===========
DEPRECIATION &
  AMORTIZATION
Three months 6/98       $   (519,668)   $    (366,840)    $   (970,170)       $ (2,117,400)    $  (3,117,480)    $ (2,548,544)
Three months 9/98           (518,217)        (366,840)        (970,170)         (2,117,400)       (3,117,480)      (2,548,061)
                         -----------     ------------      -----------         -----------      ------------      -----------
Total six months        $ (1,037,885)   $    (733,680)    $ (1,940,340)       $ (4,234,800)    $  (6,234,960)    $ (5,096,605)
                         ===========     ============      ===========         ===========      ============      ===========
SEGMENT LOSS
Three months 6/98       $(25,795,124)   $    (240,450)    $ (1,398,798)       $ (1,428,194)    $    (581,932)    $ (4,663,888)
Three months 9/98        (46,842,687)        (335,547)      (1,499,000)          1,190,997          (680,729)      (4,622,486)
                         -----------     ------------      -----------         -----------      ------------      -----------
Total six months        $(72,637,811)   $    (575,997)    $ (2,897,798)       $   (237,197)    $  (1,262,661)    $ (9,286,374)
                         ===========     ============      ===========         ===========      ============      ===========
ASSETS                  $392,370,876    $   2,363,180     $  1,149,983        $  7,828,868     $ 180,890,376     $ 33,263,607
DUE FROM SEGMENTS        306,248,161                -                -                   -                 -                -
DUE TO PARENT           $          -    $ (11,346,839)    $(30,331,982)       $(22,701,093)    $(182,049,004)    $(59,819,243)

EXPENDITURES FOR SEGMENT
 ASSETS                 $      2,649    $      22,155     $      6,187        $     95,756     $           -     $      6,032


 (1) includes Boston Market

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 6:  OPERATING SEGMENT INFORMATION (continued)
Total revenues, income(loss), and assets are reconciled as follows:

                                                REVENUES (EXTERNAL)        INCOME (LOSS)             ASSETS
Total reported for identified segments          $  9,985,182               $(77,611,464)           $584,603,283
Boston Market(included in All Other)                       -                 (4,730,806)             16,127,159
All Other (excluding Boston Market)                  866,974                 (4,555,568)             17,136,448
Elimination of inter-segment balances                      -                          -            (307,940,208)
Elimination of inter-segment investments                   -                          -             (17,844,517)
                                                  ----------                -----------            ------------
           Consolidated totals                   $10,852,156               $(86,897,838)           $292,082,165
                                                 ===========               ============             ===========

      The following information for operating segments for the six months ended September 30, 1997 as determined by senior management and subject to meeting quantitative thresholds.

                                             Albany           New York         Philadelphia
                             CORPORATE       MARKET            MARKET            MARKET               AMI        ALL OTHER(1)
                             ---------       ------           --------         ------------           ---        ------------
Revenues
 External                  $           -     $  1,635,435     $  2,875,122     $  9,275,527     $           -    $  1,599,959
 Inter-company             $   1,158,000     $          -     $          -     $          -     $   3,964,803    $    164,857

Interest expense           $ (22,922,267)    $          -     $          -     $          -     $           -    $     (7,468)

Depreciation &
  amortization             $  (4,428,882)    $   (925,590)    $ (1,373,970)    $ (5,643,090)    $  (4,515,390)   $ (2,941,556)

Segment loss               $ (43,577,141)    $   (903,966)    $ (2,263,879)    $ (3,770,344)    $  (1,351,579)   $ (5,743,622)

Assets                     $ 567,381,721     $  3,854,322     $  1,617,435     $ 15,993,172     $ 198,490,571    $ 17,741,071

Due from segments          $ 282,311,301     $          -     $          -     $          -     $           -    $          -
Due to parent              $           -     $(11,444,496)    $(23,562,715)    $(26,743,311)    $(196,535,305)   $(24,025,474)

Expenditures for segment
 assets                    $     200,060     $    219,851     $    159,756     $    709,890     $           -    $    530,610

(1)  includes Boston Market

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 6:  OPERATING SEGMENT INFORMATION (continued)

Total revenues, income(loss), and assets are reconciled as follows:

                                                 REVENUES (EXTERNAL)        INCOME (LOSS)           ASSETS
Total reported for identified segments               $13,786,084            $(51,866,909)            $787,337,221
Boston Market(included in All Other)                           -                (973,780)                 261,481
All Other (excluding Boston Market)                    1,599,959              (4,769,842)              17,479,590
Elimination of inter-segment balances                          -                       -             (285,211,146)
Elimination of inter-segment investments                       -                       -              (17,859,517)
                                                     -----------            ------------             ------------
           Consolidated totals                       $15,386,043            $(57,610,531)            $502,007,629
                                                     ===========            ============             ============

NOTE 7.  RESIGNATION OF  AUDITORS

         On July 30, 1998, the Company was informed by PricewaterhouseCoopers LLP ("PWC") that PWC had resigned from its engagement as the Company's independent accountant. The Company was informed by PWC that it had resigned from the engagement due to a conflict of interest arising as the result of the July 1, 1998 merger of Price Waterhouse, LLP and Coopers & Lybrand L.L.P. Prior to the merger, Coopers & Lybrand L.L.P. acted as the Company's independent accountant. Price Waterhouse, LLP, acted as collateral agent and administrative agent for MLGAF under a Note Purchase Agreement dated as of November 24, 1997, as amended from time to time. PWC currently acts as collateral agent and administrative agent for MLGAF under the Note Purchase Agreement dated as of October 14, 1998 between the Company and MLGAF. The Company is currently seeking independent accountants to replace PWC.

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

      The Company requested that PWC furnish it with a letter addressed to the SEC stating whether or not PWC agrees with the above statements. A copy of such letter, dated August 6, 1998, was filed as Exhibit 16 to the Company's Current Report on Form 8-K dated August 6, 1998.

NOTE 8.  SUBSEQUENT EVENTS

      Reference is made to Notes 2 and 3 above for a description of the October 14, 1998 consumation of CAI's Chapter 11 case and the Exit Facility that CAI entered into in connection therewith. Also, reference is made to Exhibit 99.5 for the pro forma effects of the consummation on the Company's balance sheet.

                         PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The statements contained in this Quarterly Report on Form 10-Q, including the exhibits hereto, relating to the Company's future operations may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including the Company's ability to design and implement competitive, cost effective two-way operating plans, the Company's ability to attract one or more strategic partners and such strategic partner's willingness to enter into arrangements with CAI on a timely basis, the terms of such arrangements, the receipt of regulatory approvals for alternative uses of its MMDS spectrum, the success of CAI's trials in various of its markets, the commercial viability of any alternative use of MMDS spectrum, consumer acceptance of any new products offered or to be offered by CAI, the Company's ability to fund its business plans, equipment availability for alternative uses of MMDS spectrum, subscriber equipment availability, practical success of CAI's engineered technology, tower space availability, absence of interference and the ability of the Company to redeploy or sell excess equipment, the assumptions, risks and uncertainties set forth below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein, as well as other factors contained herein and in the Company's other securities filings. Furthermore, there can be no assurance that the financing obtained by the Company to date will enable it to meet its future cash needs.

      CHAPTER 11 FILING. On July 30, 1998 (the "Petition Date"), CAI Wireless Systems, Inc., a Connecticut corporation ("CAI Wireless"), and one of its wholly-owned subsidiaries, Philadelphia Choice Television, Inc., a Delaware corporation ("PCT"; and together with CAI Wireless, the "Debtors"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), Wilmington, Delaware. The bankruptcy cases (the "Cases") of CAI Wireless and PCT are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 98-1765 (JJF). Pursuant to Section 1107 and 1108 of the Bankruptcy Code, the Debtors, as debtors and debtors-in-possession, managed and operated their assets and businesses pending the September 30, 1998 confirmation of a joint reorganization plan (the "Plan") under the supervision and orders of the Bankruptcy Court. The Plan was filed with the Bankruptcy Court on the Petition Date and filed by the Company with the Securities and Exchange Commission (the "Commission") on a Current Report on Form 8-K on July 1, 1998.

      Prior to the Petition Date, the Company solicited and received the requisite approvals from those classes of creditors that would be impaired under the Plan. Specifically, the Company solicited and received the requisite approval of the holders of the Company's 12.25% Senior Notes due 2002 (the "Old Senior Notes") and the holders of certain subordinated indebtedness of the Company. The Company did not solicit the vote of its shareholders, for whom the Plan provided no right to receive or retain any property of the Company post-reorganization. Section 1126(g) of the Bankruptcy Code specifically deems such shareholders not to have accepted the Plan.

      A confirmation hearing was held in the Bankruptcy Court on September 9, 1998. The Plan was confirmed on September 30, 1998 and consummated on October 14, 1998. Under the confirmed Plan, each holder of the Old Senior Notes received a pro rata portion of $212,909,624 aggregate principal amount at maturity ($100,000,000 aggregate principal amount at issuance) of 13% Senior Notes due 2004 (the "New Senior Notes"), 91% of the equity of reorganized CAI and approximately $16,500,000 in cash. Holders of subordinated indebtedness claims against CAI received a pro rata portion of 9% of the equity of reorganized CAI. All equity received by the holders of Old Senior Notes and subordinated indebtedness claims was subsequently diluted by equity reserved for issuance upon the exercise of options granted to members of CAI's senior management and for equity of reorganized CAI issued in connection with the Exit Facility (defined below).

      Although the Company has emerged from bankruptcy, there continues to be substantial doubt as to the Company's ability to continue as a going concern. Reference is made to Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Report of Independent Public Accountants included in CAI's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, filed with the Commission on June 30, 1998.

      The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The appropriateness of reporting on a going concern basis is dependent upon, among other things, future operations and the ability to generate sufficient cash from operations and financing sources to meet obligations. The consolidated financial statements contained herein and to which these notes relate do not include any adjustments relating to the confirmation and consummation of the Plan. Reference is made to the pro forma balance sheet included herein as Exhibit 99.5, which pro forma balance sheet gives effect to the October 14, 1998 consummation of the Plan as if such consummation had occurred on September 30, 1998.

      DIP FINANCING. In connection with the Cases, CAI consummated a $60,000,000 Debtor-in-Possession financing arrangement (the "DIP Facility") provided by Merrill Lynch Global Allocation Fund, Inc. ("MLGAF"). The DIP financing was governed by an Amended and Restated Note Purchase Agreement dated as of July 30, 1998 (the "DIP Agreement") between CAI and MLGAF, a copy of which was filed as an exhibit to CAI's Current Report on Form 8-K dated August 3, 1998. Indebtedness under the DIP Facility was evidenced by certain promissory notes, accrued interest at 13% per annum and had a maturity date of January 29, 1999.

      Of the $60,000,000 provided to CAI under the DIP Facility, $49,105,894 represented the outstanding principal, interest and fees due to the MLGAF pursuant to that certain Note Purchase Agreement dated as of November 24, 1997 (the "Existing Note Purchase Agreement") among CAI, certain of its subsidiaries and MLGAF. All such amounts outstanding under the Existing Note Purchase Agreement were converted into DIP Notes as if there had been a purchase thereof under the DIP Agreement in the amount of $49,105,894. The remaining $10,894,106 was made available to CAI for its use during the Chapter 11 case, in accordance with the terms of an approved budget.

      On October 14, 1998, in connection with consummating the Plan, all outstanding amounts under the DIP Facility, including the $60,000,000 aggregate principal amount, accrued and unpaid interest in the amount of $1,646,667 and a $600,000 commitment fee, were repaid out of the proceeds of the Exit Facility (defined below).

      EXIT FACILITY. On October 14, 1998, in connection with consummating the Plan, the Company obtained an $80,000,000 credit facility (the "Exit Facility"), also from MLGAF. The Company realized net proceeds from the Exit Facility of $15,953,000, after repaying all outstanding amounts under the DIP Facility and certain commitment fees associated with the Exit Facility. The Exit Facility is governed by the terms of a Note Purchase Agreement dated October 14, 1998 (the "NPA"), a copy of which was filed by the Company with the Commission as an exhibit to the Company's Current Report on 8-K dated October 15, 1998. The Exit Facility consists of two tranches: Tranche A and Tranche B. Tranche A is a $30,000,000 senior secured loan bearing interest at 10.5% compounded semi-annually and evidenced by a Senior Secured A Note. The Company has granted a first priority lien on and security interest in and to all of its assets to secure performance of the Company's obligations with respect to Tranche A. Tranche B is a $50,000,000 senior secured loan bearing interest at 13% per annum and evidenced by a Senior Secured B Note. The Company has granted a second priority lien on and security interest in and to all of its assets to secure performance of its obligations with respect to Tranche B.

      In addition to the liens granted by the Company, substantially all of the Company's wholly-owned subsidiaries have guaranteed the obligations of the Company with respect to the Exit Facility. The subsidiaries have granted a lien on and security interest in and to all of their respective assets to secure their performance under such subsidiary guaranties.

      The Exit Facility is a two-year credit facility, maturing on October 14, 2000. The Company was required to pay a 1% facility fee equal to $300,000 on the Tranche A amount at the closing of the Exit Facility. In addition, the Company is required to pay an 8% facility fee equal to $4,000,000 on the Tranche B Amount of which the Company paid $1,500,000 at the closing of the Exit Facility. The remaining $2,500,000 balance of the Tranche B facility fee is payable at maturity of the Exit Facility (by its term, acceleration or otherwise).

      The Company issued 2,241,379 shares of its Common Stock, par value $.01 per share (the "New Common Stock") to MLGAF as additional consideration to MLGAF for providing the Exit Facility. The shares of New Common Stock issued to MLGAF represent 13% of the total New Common Stock issued and outstanding on October 14, 1998. The foregoing is a summary of certain terms of the Exit Facility and is qualified in its entirety by reference to the NPA.


                        LIQUIDITY AND CAPITAL RESOURCES

      CAI's primary sources of liquidity are cash flows from operations, trade credit and borrowings under the Existing Credit Facility for the period prior to July 30, 1998 and subsequently under the DIP Facility. During the six months ended September 30, 1998, CAI expended approximately $10,153,000 of cash to fund operating activities. CAI also expended $2,074,000 in debt payments,
$687,000 for equipment, and paid $412,000 to TSS in fulfillment of its investment obligation. The cash requirements were primarily funded by existing cash balances maintained in the restricted cash account. At September 30, 1998, CAI had available funds of approximately $12,543,000, of which $11,204,000 was restricted and all of which will be used to fund the operations of the Company. CAI is committed through additional open purchase orders as of September 30, 1998 to spend approximately $1,700,000, primarily for capital expenditures associated with additional development its digital transmission facilities.

      The Company's operating plans, including digital video, voice and two-way data, Internet and intranet access services and testing, will require additional funding. The Company's ability to raise additional funds through borrowings or the issuance of certain equity is currently limited by the terms of the Indenture governing the Company's 13% Senior Notes due 2004, and/or the terms of the Exit Facility. There can be no assurance that the funds obtained by the Company in connection with the Exit Facility will enable CAI to meet its future cash needs.


                             RESULTS OF OPERATIONS

SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

      The Company currently operates six analog subscription video systems. During the last several quarters, the Company has operated these systems within the confines of a cash conservation strategy, while pursuing a strategic alliance with one or more strategic partners interested in using the Company's spectrum for fixed, one- and two-way transmission services. The Company's cash conservation strategy requires the Company to limit or curtail entirely analog video subscriber growth, which has had an adverse effect on the Company's operating results. See Note 6 to the Consolidated Financial Statements included in this Form 10-Q.

      The cash conservation strategy also includes the continued implementation of cost-cutting measures and the periodic sales of non-core assets in an effort to maximize the value of assets that are no longer used or useful to the Company's long-term operating strategy, which is to be a wholesale provider of two-way transmission services to one or more strategic partners. In addition to limiting the analog subscription video business growth, the Company has sold assets relating to the provision of analog subscription video services to multiple dwelling units ("MDUs"), such as apartment and condominium complexes, in certain of its markets. Assets typically involved in providing analog subscription video services to residents of MDUs include the tangible assets necessary to transmit and receive the video programming signal, customer premises equipment and a right of entry agreement with the property owner or manager, pursuant to which the Company's operating subsidiary is granted the right to provide subscription video services to residents of the MDU.

      In March 1998, the Company sold assets relating to MDUs located in its Washington, DC operating market. Most recently, in September 1998, the Company completed the sale of assets relating to approximately 60 MDUs located in CAI's Philadelphia system (the "Philadelphia MDU Sale") to Mid-Atlantic Telcom Plus, LLC d/b/a OnePoint Communications, a leading operator of Satellite Master Antenna Television (SMATV) systems. Consummated under the auspices of the Bankruptcy Court, the Philadelphia MDU Sale generated net proceeds to the Company of approximately $5,000,000, of which $785,000 is being held in escrow pending certain post-closing adjustments. The Company expects to use the proceeds from the Philadelphia MDU Sale, as well as proceeds from subsequent sales of non-core assets, for working capital purposes.

      The limitation on analog video subscriber growth, coupled with the sale of MDU assets, has had an adverse impact on the Company's analog video subscriber base. As of September 30, 1998, the Company's subscriber base had decreased by approximately 27,400 subscribers to 35,100 analog video subscribers, compared to 62,500 analog video subscribers at September 30, 1997. The 27,400-subscriber decrease includes the loss of approximately 12,400 subscribers as a result of the Philadelphia MDU Sale. The decrease in analog video subscribers has resulted in subscriber revenue decreases of $2,492,000 and $4,534,000 for the quarter and six months ended September 30, 1998 compared to the corresponding periods last year.

      Operating expenses were $33,762,000 and $37,950,000 for the six months ended September 30, 1998 and 1997, respectively. The $4,188,000 reduction in operating expenses for the six months versus last year's corresponding six-month period reflects lower technical, customer service and marketing costs approximating $3,117,000 which were in-line with the decline in subscribers, offset by an increase in general and administrative expenses of $865,000 consisting of a significant increase in professional fees primarily associated with the bankruptcy and partially offset by decreases in other expenses. Programming costs increased by $335,000, primarily in the quarter ended September 30, 1998 despite the revenue decline as a result of additional channels being added as well as minimum provisions provided by certain of the programming agreements. The remaining decrease of $2,271,000 reflects lower depreciation and amortization, primarily, related to the goodwill write-down at March 31, 1998, offset in part by greater depreciation recorded on the Boston digital project.

      Interest expense was $22,552,000 and $22,930,000 for the six months ended September 30, 1998 and 1997, respectively. The slight decrease was primarily due to higher fees on the interim debt financing in the 1997 period than those incurred during the comparable period this year.

      Interest and other income increased by $2,234,000 for the six months ended September 30, 1998 compared to the same period last year. The increase resulted primarily from the Philadephia MDU Sale which generated a net gain of $2,642,000.

      The elimination of CAI's investment in CS Wireless reflects the Company's 60% pro rata share of the $83,300,000 net loss reported by CS Wireless for the six months ended June 30, 1998 to the extent of its $43,338,00 investment. The remaining pro rata share of net loss was not recorded since CAI does not guarantee any CS Wireless debt. The net loss reported by CS Wireless includes a $46,378,000 write-down of its goodwill. The aggregate decrease in this investment was $13,013,000 for the same period last year reflecting CAI's
50.7% ownership at that time. The decrease in CAI's investment in TSS of $1,496,000 reflects primarily the Company's pro-rata share of the estimated $6,900,000 loss of TSS from April 1, 1998 to September 30, 1998, plus another $416,600 reflecting CAI's depreciation on the equipment leased to TSS.

 THE YEAR 2000 ISSUE

      The Company is continuing to assess issues relating to what is generally referred to as the Year 2000 Issue. Based on preliminary information, as of the date of this report, the Company believes that it will be able to implement successfully the systems and programming changes necessary to address the Year 2000 Issue internally. The Company is reviewing the Year 2000 Issue with various third party vendors and other entities on whom the Company relies for the provision of certain services, such as subscriber billing, to assess such vendors' readiness with respect to addressing Year 2000 Issues. The Company believes that the cost of changes to be made, if any, to the Company's internal systems and programming in response to Year 2000 Issues will not have a material impact on the Company's financial position, results of operations or cash flows in future periods.

                          PART II.  OTHER INFORMATION


Item 1. Legal Proceedings.

      Reference is made to Notes 2 and 4 to the Notes to Consolidated Financial Statements in Part I, Item 1 of this filing.

Item 2. Changes in Securities and Use of Proceeds.

      As previously reported in Current Reports on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on July 1, 1998, July 16, 1998 and October 15, 1998 by CAI Wireless Systems, Inc. ("CAI" or the
"Company"), CAI and its wholly-owned subsidiary, Philadelphia Choice Television, Inc. ("PCT"), recently emerged from a reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The bankruptcy case, entitled IN RE CAI WIRELESS SYSTEMS, INC. AND PHILADELPHIA CHOICE TELEVISION, INC., DEBTORS, Chapter 11 Case No.: 98-01765 (JJF), was brought in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

      On September 30, 1998, the Bankruptcy Court issued its Findings of Fact, Conclusions of Law, and Order (the "Confirmation Order") confirming the Joint Reorganization Plan of CAI and PCT (the "Plan"). On October 14, 1998 (the "Consummation Date"), CAI and PCT consummated the Plan.

      Pursuant to the Plan, from and after the Consummation Date, holders of CAI's 12.25% Senior Notes due 2002 (the "Old Senior Notes"), upon surrender of their Old Senior Notes to the Exchange Agent (defined below), were entitled to receive their pro rata portion of $212,909,624 aggregate principal amount at maturity ($100,000,000 aggregate discounted principal amount at issuance) of 13% Senior Notes due 2004 (the "New Senior Notes") and 13,650,000 shares of common stock, par value $.01 per share (the "New Common Stock") of reorganized CAI. Holders of the Old Senior Notes also received, on or about October 9, 1998, the interest payment on the Old Senior Notes that was due to such holders on September 15, 1998 (the "September Interest Payment"), plus interest on the September Interest Payment at a per annum rate of 12.25%.

      The issuance of the New Senior Notes and New Common Stock and the interest payment (collectively, the "Old Senior Note Entitlement") pursuant to the Plan and the Confirmation Order has terminated all rights of the holders of the Old Senior Notes (i) under that certain Indenture dated as of September 15, 1995 between CAI and Chemical Bank, as supplemented, and (ii) evidenced by the Old Senior Notes. From and after the Consummation Date, the Old Senior Notes represent solely the right to receive the New Senior Notes and New Common Stock attributable to the surrendered Old Senior Notes (such surrendering noteholders having already received the September Interest Payment).

      The New Senior Notes are governed by an indenture dated as of October 14, 1998 (the "New Senior Note Indenture") between CAI and State Street Bank and Trust Company, as trustee. A copy of the New Senior Note Indenture was filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on October 15, 1998. The terms of the New Senior Note Indenture impose several significant limitations on the Company, including, without limitation, the Company's right to declare dividends in respect of its capital stock and on the right of the Company to incur additional indebtedness for corporate purposes such as working capital. The description of the New Senior Notes and the New Senior Note Indenture contained herein and elsewhere in the Company's public filings is qualified in its entirety by reference to the New Senior Note Indenture filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on October 15, 1998.

      To administer the exchange of Old Senior Notes for the appropriate amount of New Senior Notes and New Common Stock, the Company has engaged State Street Bank and Trust Company, as exchange agent (the "Exchange Agent"). By letter to holders of record of Old Senior Notes as of October 8, 1998, the Company requested that such record holders complete and send a signed letter of transmittal, together with their Old Senior Notes, to the Exchange Agent. They were directed to contact the Exchange Agent at (617) 664-5587 with any questions regarding the exchange.

      The Plan also contemplated that the holders of Old Common Stock and holders of claims against or interests in the Company derived from Old Common Stock would not receive or retain any property as a result of consummating the Plan. As a consequence, the Old Common Stock was extinguished as of October 14, 1998.

      The Company filed a certificate amending its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Connecticut on October 14, 1998, which amendment modified the Company's capital structure by authorizing 25,000,000 shares of New Common Stock and 5,000,000 shares of preferred stock, which preferred stock may be designated from time to time by the Board of Directors of the Company. A copy of the Certificate Amending the Amended and Restated Certificate of Incorporation of the Company is filed herewith as an exhibit to this Quarterly Report on Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders.

      The Company's bankruptcy case was conducted as a "pre-packaged" bankruptcy. Prior to filing its bankruptcy petition, the Company sought and obtained agreement to the Plan by the requisite constituencies required by the Bankruptcy Code. To initiate the pre-packaged bankruptcy process, the Company, on or about June 30, 1998, commenced a solicitation (the "Solicitation") of holders of its Old Senior Notes and holders of certain subordinated indebtedness of the Company in an effort to obtain sufficient acceptances of the Plan. The Solicitation was conducted by the Company in reliance upon
Section 3(a)(9) of the Securities Act of 1933, as amended (the "'33 Act") and similar state law provisions to exempt from registration under the securities laws the offer of the New Senior Notes and New Common Stock that may be deemed to have been made as a result of the Solicitation. The Solicitation was conducted through the use of a Disclosure Statement, as supplemented from time to time. See the Company's Current Reports on Form 8-K dated July 1, and July 16, 1998 for a copy of the Disclosure Statement and the Disclosure Statement Supplement, filed as exhibits to such Forms 8-K.

      The Solicitation expired at midnight on July 28, 1998. The Plan was accepted by the following vote of the holders of Old Senior Notes and holders of certain subordinated indebtedness of the Company:

OLD SENIOR NOTES

                                                      PERCENTAGE
                                                     OF PRINCIPAL                          Percentage of
                              PRINCIPAL AMOUNT         AMOUNT            Number of       Creditors THAT
                                                      THAT VOTED         CREDITORS            VOTED
      Accept                 $217,441,000                99.9%              198               99.9%
      Reject                      160,000                 0.1%                2                0.1%
                              -----------               -----               ---              -----
      Total                  $217,601,000               100.0%              200              100.0%
                             ============               =====               ===              =====

SUBORDINATED INDEBTEDNESS

                                                     PERCENTAGE
                                                    OF PRINCIPAL                          Percentage of
                             PRINCIPAL AMOUNT         AMOUNT            NUMBER OF         Creditors That
                                                     THAT VOTED         CREDITORS            Voted
      Accept                  $ 30,072,685              92.3%                5                83.3%
      Reject                     2,513,692               7.7%                1                16.7%
                              ------------             -----                --               -----
      Total                   $ 32,586,377             100.0%                6               100.0%
                              ============             =====                ==               =====

      The Company did not solicit the vote of its shareholders, for whom the Plan provided no right to receive or retain any property of reorganized CAI.
Section 1126(g) of the Bankruptcy Code specifically deems such shareholders not to have accepted the Plan.

Item 5. Other Information.

      FCC TWO-WAY APPLICATION PROCESS. The Company is in the process of preparing the necessary applications for two-way use of certain of its MMDS spectrum in accordance with the rules that were released by the Federal Communications Commission ("FCC") on September 25, 1998 with respect to two-way transmissions (the "Two-way Rules"). Although the FCC has not yet announced a definitive date for filing such applications, the Company anticipates that the first "filing window" will open at the FCC for two-way applications late in the first quarter or early in the second quarter of calendar year 1999. In accordance with the Two-way Rules, following the first filing window, the FCC will accept two-way transmission applications on an on-going, daily, first-come basis.

      The application process involves the formulation of a frequency plan and coordination of such frequency plan both with internal market, as well as adjacent market, licenseholders in each market in which an operator seeks two-way approval. Following the close of the first filing window, completed applications are reviewed in the order in which they are filed at the FCC and the granting of an application in a particular market may limit the utilization of contiguous markets. The frequency plan is also dependent upon the two-way uses of the spectrum proposed by the applicant in any given market.

      The Company, in consultation with other companies in the industry, has developed a generic frequency plan that can be used as a template for its markets and has begun to adapt such template to its various markets in an effort to complete certain two-way applications to be filed at the FCC. Adaptation of the generic frequency plan is necessary because of the different channel groups and channels that are available to the Company in its various markets, and the potential interference that could result from, or be encountered by the Company as a result of, an operators activities in a contiguous market. Although the Company has devised such a template, there can be no assurance that the Company will be able to complete the necessary processes to enable it to file two-way applications for each of its markets during the first filing window, nor can there be any assurance that applications filed after the first filing window will not be preempted or otherwise limited by previously filed applications of other operators. Moreover, the plan applied for may not be the frequency plan necessary for the requirements for the business ultimately conducted in a particular market.

      The Company believes that MMDS spectrum, in general, can be utilized in a two-way environment to provide data, telephony and video transmission services. In accordance with certain authorizations granted specifically to the Company by the FCC prior to the release of the Two-way Rules, the Company has performed certain demonstrations and conducted limited testing of fixed, two-way data and telephony transmission as well as digital video transmission using its MMDS spectrum. The use of MMDS spectrum in a two-way environment on a widespread basis, however, involves the deployment of new technology, engineering and equipment, most of which will be developed for the first time in response to the expanded authority recently granted by the FCC to use MMDS spectrum for two-way transmissions, and the coordinated efforts of MMDS operators in contiguous and adjacent markets. Although the Company believes that it will be able to adapt its two-way transmission engineering plans to provide widespread deployment of its MMDS spectrum in a two-way environment, there can be no assurance that new technology and such engineering will be developed by the Company, that cost-effective and efficient equipment will be developed and produced by the vendor community, or that the Company will be able to deploy MMDS spectrum in a two-way environment in any of its markets on a competitive, cost-effective basis. Furthermore, there can be no assurance that the Company will be able to obtain the necessary cooperation and coordination from MMDS operators in markets that are contiguous or adjacent to the Company's markets to enable the Company to maximize the use of its MMDS spectrum in a two-way environment.

      The deployment of MMDS spectrum in a digital two-way environment requires significant capital expenditures. Implementation of two-way operations requires an MMDS operator to build an infrastructure that is significantly more complex than the infrastructure necessary to operate a one-way analog or digital video system using MMDS spectrum. The Company's business plan contemplates that CAI will become a wholesale provider of fixed, two-way transmission services, and does not contemplate retail distribution by CAI of wireless services. The Company's business plan, which assumes the presence of one or more strategic partners purchasing or otherwise utilizing the Company's two-way capacity for consideration, also contemplates that the Company will be able to share certain capital expenditures necessary for the build-out of digital two-way MMDS systems with such strategic partners. There can be no assurance that the Company will be able to identify one or more strategic partners, or that any strategic partners so identified will be willing to enter into a business relationship with the Company on terms and conditions, including terms and conditions relating to capital expenditures, that are satisfactory to the Company.

      The Company owns an average of 7 of the available commercial channels in each of its primary markets. The balance of the commercial channels, as well as the ITFS channels owned by educational and similar institutions, available to the Company in its various markets is provided to the Company through long-term leases. The Company does not have access to all available channels in all of its markets. Certain of the Company's more recent leases contain provisions that contemplate the use of the leased spectrum for fixed, two-way transmissions. The majority of the spectrum leases to which the Company, through wholly-owned, indirect subsidiaries, is a party, do not contemplate two-way usage.The Company is in the process of negotiating these MMDS spectrum leases. The negotiations involve the use of the leased spectrum by the Company for two-way services. The Company has recently completed a series of such negotiations with spectrum lessors in its Boston market, which negotiations have resulted in the Company entering into leases with various spectrum lessors in the Boston market that contemplate two-way transmission services. The Company believes that these leases are on terms and conditions that are fair and reasonable to the Company. The Company believes that it will continue to be able to negotiate revised leases with spectrum lessors in markets other than Boston on terms and conditions that are fair and reasonable to the Company.

      STRATEGIC PARTNER SEARCH. As stated above and in prior filings made by the Company with the Commission, the Company continues to search for one or more strategic partners interested in utilizing the Company's MMDS spectrum. In connection with this search and the issuance by the FCC of the two-way rulemaking, the Company plans to construct a two-way demonstration system in its Washington, DC market, which system, while not commercially deployed on anything other than a limited basis, will utilize technology and equipment from a variety of vendors. The Company believes that the equipment to be deployed in its Washington, DC demonstration system could be deployed in a widespread commercial launch of two-way services in one or more markets; however, such equipment needs further testing, which the Company intends to accomplish in the Washington, DC market.

      The Company currently operates an analog subscription video service and a limited one-way Internet access service in its Washington, DC market. The Company's plans for its Washington, DC market do not currently include the deployment of commercial services utilizing MMDS spectrum for two-way transmissions on a widespread basis. The Company intends, at this time, to conduct limited tests and use the Washington, DC system for demonstrating the capabilities of two-way MMDS transmissions to potential strategic partners, and possibly, a limited commercial deployment. There can be no assurance that the demonstration system will be constructed in its entirety or at all, that Company will receive the necessary regulatory approvals for the demonstration system, or that the Company will be able to deploy its MMDS spectrum in the Washington, DC market in a two-way manner for such demonstration system. Furthermore, the Company does not believe that a limited commercial deployment of any two-way services in the Washington, DC market will have a material impact on the Company's revenues.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a) EXHIBITS.

         The following exhibits are filed herewith or incorporated by reference as indicated:

                                                                                  Incorporation
                                                                                  by Reference         Page REFERENCE
     EXHIBIT NO.                          DESCRIPTION                              (SEE LEGEND)
2.1                    Joint Reorganization Plan of CAI Wireless Systems, Inc.    [3] Exhibit 2.1
                       and Philadelphia Choice Television, Inc.
3.1                    Amended and Restated Certificate of Incorporation of       [1] Exhibit 3.1
                       CAI
3.2                    Amended and Restated Bylaws of CAI                         [1] Exhibit 3.2
<dagger>3.3            Certificate Amending the Amended and Restated
                       Certificate of Incorporation of CAI
4.1                    Amended and Restated Note Purchase Agreement dated as      [2] Exhibit 4.1
                       of July 30, 1998 between Registrant and Merrill Lynch
                       Global Allocation Fund, Inc.
4.2                    Indenture dated as of October 14, 1998 between CAI         [3] Exhibit 4.1
                       and State Street Bank and Trust Company governing
                       CAI's 13% Senior Notes due 2004
4.3                    Note Purchase Agreement dated as of October 14, 1998       [3] Exhibit 4.2
                       by and between CAI and Merrill Lynch Global
                       Allocation Fund, Inc.
4.4                    Senior Secured A Note in the principal amount of $30       [3] Exhibit 4.3
                       million due October 14, 2000
4.5                    Senior Secured B Note in the principal amount of $50       [3] Exhibit 4.4
                       million due October 14 2000
<dagger>4.6            Registration Rights Agreement dated as of October 14,
                       1998 by and among CAI, Merrill Lynch Global
                       Allocation Fund, Inc. and Merrill Lynch
                       Equity/Convertible Series Fund (Global Allocation
                       Portfolio)
16.                    Letter by PricewaterhouseCoopers to Securities and         [4] Exhibit 16.
                       Exchange Commission dated August 6, 1998
<dagger>27.            Financial Data Schedule
99.1                   Disclosure Statement dated as of June 30, 1998             [5] Exhibit 99.1
99.2                   Disclosure Statement Supplement dated as of July 15,       [6] Exhibit 99.1
                       1998
99.3                 Interim Order Authorizing Postpetition Financing             [2] Exhibit 99.1
99.4                 Press Release dated July 30, 1998                            [2] Exhibit 99.2
<dagger>99.5         Pro Forma Balance Sheet Giving Effect to the
                     Company's Reorganization Plan as if it had Occurred
                     on September 30, 1998

        LEGEND

[1] Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for September 30, 1995.
[2] Incorporated by reference to the exhibit to the Company's Current Report on Form 8-K dated August 3, 1998.
[3] Incorporated by reference to the exhibit to the Company's Current Report on Form 8-K dated October 15, 1998.
[4] Incorporated by reference to the exhibit to the Company's Current Report on Form 8-K dated August 6, 1998.
[5] Incorporated by reference to the exhibit to the Company's Current Report on Form 8-K dated July 1, 1998.
[6] Incorporated by reference to the exhibit to the Company's Current Report on Form 8-K dated July 16, 1998.
<dagger> Filed herewith.


      b)  REPORTS ON FORM 8-K.

        (1) Form 8-K filed July 1, 1998, reporting the following:

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

            Item 7. Financial Statements, Pro Forma Financial Information and Exhibits
                  C.  Exhibits
                      99.1 Disclosure Statement dated as of June 30, 1998

        (2) Form 8-K filed July 16, 1998, reporting the following:

            Item 5. Other Events
                  The Company disseminated a Disclosure Statement Supplement to certain impaired creditors, which sets forth additions and/or amendments to the Disclosure Statement originally sent to certain impaired creditors.

            Item 7. Financial Statements, Pro Forma Financial Information and Exhibits
                  C.  Exhibits
                      99.1 Disclosure Statement Supplement dated as of July 15, 1998

        (3) Form 8-K filed August 3, 1998, reporting the following:

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

        (4) Form 8-K filed August 6, 1998, reporting the following:

            Item 4. Changes in Registrant's Certifying Accountant
                  PricewaterhouseCoopers LLP resigned from its engagement as the Company's independent accountant due to a conflict of interest arising as a result of the merger of the two accounting firms.

        (5) Form 8-K filed October 15, 1998, reporting the following:

            Item 3. Bankruptcy or Receivership.
              CAI and one of its subsidiaries filed each filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code on July 30, 1998. The Plan was confirmed on September 30, 1998 and consummated on October 14, 1998.

            Item 5. Other Events.
              Simultaneously with the consummation of the Plan, CAI consummates an $80 million senior secured credit facility (Exit Facility) of which $64 million was used to repay principal, interest and fees on the $60 million interim debtor-in-possession financing.

            Item 7. Financial Statements and Exhibits.
              (c)  Exhibits
                  2.1 Joint Reorganization Plan of CAI Wireless Systems, Inc.
                     and Philadelphia Choice Television, Inc. dated June 30,
                     1998.
                  4.1 Indenture dated as of October 14, 1998 governing the
                      terms of registrant's 13% Senior Notes due 2004.
                  4.2 Note Purchase Agreement dated as of October 14, 1998 by and between registrant and Merrill Lynch Global Allocation Fund, Inc.
                  4.3 Senior Secured A Note in the principal amount of $30
                      million due October 14, 2000.
                  4.4 Senior Secured B Note in the principal amount of $50
                      million due October 14, 2000.

        (6) Form 8-K filed October 30, 1998, reporting the following:

            Item 1. Changes in Control of Registrant.
              In connection with the consummation of its previously-announced reorganization under Chapter 11 of the U.S. Bankruptcy Code, the Company issued its voting common stock to holders of its 12.25% Senior Notes due 2002 (the "Old Senior Notes"). As a result of this issuance, certain holders of Old Senior Notes acquired more than 10% of the voting securities of CAI. In response to Item 1, CAI disclosed the identity and certain other information regarding these 10% holders.



                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          SIGNATURE                         TITLE                              DATE

/S/                              Chairman, Chief Executive Officer         November 13, 1998
    JARED E. ABBRUZZESE            and Director (Principal Executive
                                   Officer)



/S/                              Executive Vice President, Chief           November 13, 1998
    JAMES P. ASHMAN                Financial Officer and Director
                                   (Principal Financial Officer)


/S/                              Vice President and Controller             November 13, 1998
   ARTHUR J. MILLER                (Principal Accounting Officer)



