Form 10-Q
period 1998-12-31
CAI WIRELESS SYSTEMS INC
filed 1999-02-16
CIK 914749

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

               For the quarterly period ended DECEMBER 31, 1998

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

Number of shares outstanding of each of registrant's class of common stock at February 10, 1999:

CLASS                                                       OUTSTANDING SHARES
Common Stock, $.01 par value                                    17,241,379

PART I. FINANCIAL INFORMATION.
 ITEM 1. FINANCIAL STATEMENTS.

                          CAI WIRELESS SYSTEMS, INC.
                          Consolidated Balance Sheets

                                                           DECEMBER 31, 1998(a)              MARCH 31, 1998
                                                           --------------------              --------------
                                                               (Unaudited)

         ASSETS
Cash and cash equivalents                                     $   1,785,185                  $   1,275,020
Restricted cash                                                  19,293,330                      9,134,651
Debt service escrow                                                       -                     16,418,922
Subscriber accounts receivable, net                                 456,768                        387,144
Prepaid expenses                                                    606,863                        661,669
Property and equipment, net                                      38,246,981                     49,898,337
Wireless channel rights, net                                    184,565,020                    194,050,792
Investment in CS Wireless Systems, Inc.                                   -                     43,337,527
Investment in TelQuest Satellite Services LLC                       293,240                      3,174,732
Goodwill, net of accumulated amortization                        21,606,725                     22,985,876
Debt financing costs, net                                        18,672,558                      7,079,424
Other assets                                                      2,965,696                      3,061,780
                                                               ------------                   ------------
         Total Assets                                         $ 288,492,366                  $ 351,465,874
                                                              =============                  =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
  Accounts payable                                            $   2,148,548                  $   4,852,091
  Accrued expenses                                                7,370,900                      8,988,367
  Accrued interest                                                2,076,607                      3,264,919
  Wireless channel rights obligations                             2,825,225                      4,832,971
  Interim debt financing                                         80,000,000                     45,000,000
  Long-term notes                                               106,456,285                    312,088,506
                                                               ------------                    -----------
                                                                200,877,565                    379,026,854
                                                               ------------                    -----------

Commitments and Contingencies

SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock, 25,000,000 new shares authorized,
    40,543,039 no par shares canceled as of October 14, 1998             -                     275,770,764
    17,241,379 new shares issued and outstanding  as of
     December 31, 1998; par value $.01                             172,414                               -
  Additional paid-in capital                                   104,110,236                     101,711,759
  Accumulated deficit (b)                                      (16,667,849)                   (405,043,503)
                                                              ------------                    ------------
                                                                87,614,801                     (27,560,980)
                                                              ------------                     -----------

Total Liabilities and Shareholders' Equity (Deficit)          $288,492,366                    $351,465,874
                                                              ============                    ============


(a)  Reorganized as of October 14, 1998.  See Note 2 of the Notes to Consolidated Financial Statements.
(b)  Accumulated deficit of $289,958,492, net of a $204,345,447 extraordinary gain from the extinguishment of debt in the reorganization, was eliminated as of October 14, 1998.  The accumulated deficit shown at December 31,
     1998 is for the period from October 14, 1998 to December 31, 1998.

                                      See notes to consolidated financial statements.



                          CAI WIRELESS SYSTEMS, INC.
                     Consolidated Statements of Operations
                                  (unaudited)

                                             Nine-Months Ended                              Three-Months Ended
                                                DECEMBER 31,                                   DECEMBER 31,
                                       ------------------------------               --------------------------------
                                         1998 (a)               1997                1998 (a)                 1997
                                         --------               ----                --------                 ----
Revenues                              $  14,972,024        $  21,977,384          $  4,119,868          $  6,591,341
                                       ------------         ------------           -----------          ------------
Costs and expenses
   Programming                            5,461,566            7,506,940             1,538,299             2,292,741
   Licensing                              5,399,325            3,466,994             1,716,564             1,410,030
   General and administrative            15,565,991           23,115,093             4,547,038             8,343,478
   Depreciation and amortization         20,454,543           26,152,839             6,817,233            10,245,751
   Reorganization costs                   1,500,000                    -                     -                     -
                                       ------------         ------------          ------------          ------------
                                         48,381,425           60,241,866            14,619,134            22,292,000
                                       ------------         ------------          ------------          ------------

     Operating loss                     (33,409,401)         (38,264,482)          (10,499,266)          (15,700,659)
                                       ------------         ------------          ------------          ------------

Other income (expense)
   Interest expense                     (30,282,932)         (40,128,505)           (7,730,468)          (17,198,770)
   Equity in losses of affiliates       (46,219,019)         (23,118,008)             (927,164)           (9,378,008)
   Interest and other income              3,983,067            2,974,426               126,451             1,351,399
                                       ------------         ------------          ------------          ------------
                                        (72,518,884)         (60,272,087)           (8,531,181)          (25,225,379)
                                       ------------         ------------          ------------          ------------

     Loss before extraordinary gain    (105,928,285)         (98,536,569)          (19,030,447)          (40,926,038)

Extraordinary gain from extinguishment
  of debt,                              204,345,447                    -           204,345,447                     -
                                       ------------          -----------          ------------          ------------

Net income (loss)                        98,417,162          (98,536,569)          185,315,000           (40,926,038)

Preferred stock dividends                         -          (11,125,453)                    -            (3,850,594)
                                       ------------          -----------          ------------          ------------

     Net Income (loss)                $  98,417,162        $(109,662,022)        $ 185,315,000          $(44,776,632)
                                       ============         ============          ============           ===========

Loss since October 14, 1998           $ (16,667,849)                             $ (16,667,849)
                                       ============                               ============

Loss per new common share(b):             $  (0.97)                                  $  (0.97)
                                           ========                                   ========

Average new common and equivalent
   new shares outstanding since
   October 14, 1998:                     17,241,379                                 17,241,379
                                        ===========                                ===========


(a)  Reorganized as of October 14, 1998.  See Note 2 of the Notes to Consolidated Financial Statements.
(b)  Based on post-reorganization loss of $16,667,849.  Income(loss) per share data for the pre-
     reorganization periods are not presented as such amounts are not meaningful.

                          See notes to consolidated financial statements


                            CAI WIRELESS SYSTEMS, INC.

           Consolidated Statements of Shareholders' Equity (Deficit)
  For the Pre-Reorganization Period Ended October 14, 1998 (unaudited) which includes the Year Ended March 31, 1998
and the Post-Reorganization Period from October 14, 1998 TO December 31, 1998
                                  (Unaudited)


                                                                            ADDITIONAL
                                                     COMMON STOCK             PAID-IN         ACCUMULATED           TOTAL
                                                 SHARES       AMOUNT          CAPITAL           DEFICIT         EQUITY (DEFICIT)
                                                 ------       ------        -----------        -----------      ----------------
Pre-Reorganization Period:
Balance at March 31, 1997                      40,540,539    $275,769,414   $          -     $(161,079,224)       $114,690,190
Common stock issued in exchange for
   BANX warrants                                    2,500           1,350              -                 -               1,350
Senior preferred stock and accumulated
   dividends contributed to capital
   pursuant to the BANX termination
   agreement on March 3, 1998                           -               -    101,711,759                 -         101,711,759
Preferred stock dividends accrued                       -               -              -       (13,891,025)        (13,891,025)
Net loss                                                -               -              -      (230,073,254)       (230,073,254)
                                               ----------     -----------    -----------      ------------         -----------
Balance at March 31, 1998                      40,543,039     275,770,764    101,711,759      (405,043,503)        (27,560,980)
Net Income for the period ended
 October 14, 1998, including extraordinary
 gain of $204,345,447                                   -               -              -       115,085,011         115,085,011
                                               ----------     -----------    -----------       -----------         -----------
Balance at October 14, 1998                    40,543,039     275,770,764    101,711,759      (289,958,492)        (87,524,031)
Reorganization pursuant to a pre-packaged
   bankruptcy plan:
   Common shares canceled and new common
   shares issued in connection with
   debt forgiveness:
      Cancel common shares, no par
          value                               (40,543,039)   (275,770,764)   (14,187,728)     289,958,492                    -
      Issue new common shares, par
          value $.01                           15,000,000         150,000              -                -              150,000

New shares issued in connection with
   Exit Facility                                2,241,379          22,414     16,586,205                -           16,608,619
Post - Reorganization Period:
Net loss for the period October 14, 1998 to
   December 31, 1998                                    -               -              -      (16,667,849)         (16,667,849)
                                               ----------     -----------    -----------     ------------          -----------
Balance at December 31, 1998                   17,241,379     $   172,414   $104,110,236    $ (16,667,849)        $ 87,614,801
                                               ==========     ===========   =============    =============        ============

                See notes to consolidated financial statements.

                          CAI WIRELESS SYSTEMS, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                             Nine Months Ended December 31,
                                                                      1998 (a)                                1997
                                                                      --------                                ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                               $     98,417,162                         $  (98,536,569)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
    Extraordinary gain on extinguishment of debt                    (204,345,447)                                     -
    Depreciation and amortization                                     20,454,543                             26,152,839
    Equity in net losses of affiliates                                46,219,019                             23,118,008
    Gain on sale of assets                                            (2,541,328)                              (538,307)
    Debt financing costs and discount amortization                     6,416,348                              8,263,013
    Write-off of projects and other costs                                      -                                633,952
    Changes in assets and liabilities:
      Subscriber accounts receivable and other assets                    215,369                               (289,644)
      Accounts payable and accrued expenses                            1,270,488                             12,605,498
                                                                    ------------                           ------------
                  Net cash used in operating activities              (33,893,846)                           (28,591,210)
                                                                    ============                           ============

CASH FLOWS FROM INVESTING ACTIVITIES
    Funds deposited in restricted cash account                       (10,158,679)                                     -
    Purchase of wireless channel rights                                 (134,961)                            (2,221,096)
    Purchase of equipment                                               (855,931)                            (6,336,574)
    Proceeds from sale of equipment                                    4,913,762                                178,759
    Proceeds from sale of investments                                     96,920                                626,937
    Proceeds from sale of escrow investments                          16,375,575                             15,083,943
    Payments received from CS Wireless Systems, Inc.                     331,231                              3,529,689
    Investment in TelQuest Satellite Services LLC                       (411,567)                            (3,138,797)
    Loan to related parties, net of collections                         (237,046)                              (297,440)
    Cash paid for investment                                                   -                               (356,025)
    Other                                                                (11,939)                                     -
                                                                    ------------                           ------------
                  Net cash provided by investing activities            9,907,365                              7,069,396
                                                                    ------------                           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from interim debt financing                              26,847,439                             20,793,979
    Repayment of debt including wireless channel rights
      obligations                                                     (2,224,348)                            (2,608,004)
    Debt financing costs paid                                           (126,445)                            (4,965,643)
                                                                    ------------                           ------------

                  Net cash provided by financing activities           24,496,646                             13,220,332
                                                                    ------------                           ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     510,165                             (8,301,482)

Cash and cash equivalents, beginning of year                           1,275,020                             10,471,918
                                                                    ------------                           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  1,785,185                           $  2,170,436
                                                                    ============                           ============

CASH PAYMENTS DURING THE PERIOD FOR INTEREST                            $ 30,596                           $ 18,038,893
                                                                        ========                           ============

(a)  Reorganized as of October 14, 1998.  See Note 2 of the Notes to Consolidated Financial Statements

                See notes to consolidated financial statements

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. The Company does not have comprehensive income pursuant to SFAS No. 130 for the periods presented and, accordingly, a comprehensive income disclosure has not been included. CAI Wireless Systems, Inc. and one of its subsidiaries emerged from a pre-packaged Chapter 11 Bankruptcy on October 14, 1998. Financial accounting during a Chapter 11 proceeding is prescribed in Statement of Position 90-7 of the American Institute of Certified Public Accountants, titled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The financial statement presentation includes both the pre- and post-reorganization operations in the nine-month and three-month periods to facilitate an overall understanding and comparability relating to the operations. The periods before and after the reorganization are comparable because assets and liabilities were not restated since Fresh Start Reporting requiring restatement did not apply pursuant to SOP 90-7 criteria. The shareholders' equity statement reflects the post-reorganization results of operations on the accumulated deficit line. Income (loss) per share data for the pre-reorganization periods are not presented as the amounts are not meaningful.

      The consolidated financial statements include the accounts of CAI Wireless Systems, Inc. and its wholly-owned subsidiaries (the "Company" or "CAI"). All intercompany transactions have been eliminated in consolidation. CAI has a 94% investment (as of December 2, 1998) in CS Wireless Systems, Inc. ("CS Wireless"). CS Wireless has retained CIBC Oppenheimer Corp. ((CIBC() to serve as its financial advisor. CS Wireless and CIBC have begun to evaluate available options with respect to the capitalization of CS Wireless, including financial restructuring alternatives. As a consequence, CAI's investment in CS Wireless is accounted for on the equity method. CAI also has a 30% investment in TelQuest Satellite Services LLC ("TSS"), excluding the 30% interest in TSS held by CS Wireless. CAI's investment in TSS is accounted for on the equity method. Current summarized financial information regarding CS Wireless is presented in Note 5. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for interim periods have been included. Certain items in the prior period financial statements have been reclassified to conform with the current period's presentation. Operating results for the quarter and nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. The unaudited financial statements presented herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1998 which is on file with the Securities and Exchange Commission.

NOTE 2.  REORGANIZATION

         The Company's reorganization plan (the "Plan") was confirmed on September 30, 1998 and consummated on October 14, 1998. Under the confirmed Plan, each holder of the Company's 12.25% Senior Notes due 2002 (the "Old Senior Notes") received a pro rata portion of $212,909,624 aggregate principal amount at maturity ($100,000,000 aggregate discounted principal amount at issuance) of 13% Senior Notes due 2004 (the "New Senior Notes"), 91% of the equity of reorganized CAI and approximately $16,500,000 in cash. Holders of subordinated indebtedness claims against CAI received a pro rata portion of the remaining 9% of the equity of reorganized CAI. All equity received by the holders of Old Senior Notes and subordinated indebtedness claims was diluted by equity reserved for issuance upon the exercise of options granted to members of CAI's senior management and for equity of reorganized CAI issued in connection with the Exit Facility (defined below).

      In connection with the reorganization, the Company recorded an extraordinary gain of $204,345,447 reflecting the extinguishment of debt. Long-term notes totaling approximately $308,000,000 including the interest accrued thereon along with the associated issuance costs, were replaced with the $100,000,000 of New Senior Notes. The consolidated balance sheet reflects the New Senior Notes, together with accreted interest thereon from October 14, 1998 to December 31, 1998.

      Although the Company has emerged from bankruptcy, there continues to be substantial doubt as to the Company's ability to continue as a going concern. Reference is made to Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Report of Independent Public Accountants included in CAI's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 2.  REORGANIZATION (CONTINUED)

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

NOTE 3.  INTERIM FINANCING

      EXIT FACILITY. On October 14, 1998, in connection with consummating the Plan, the Company obtained an $80,000,000 credit facility (the "Exit Facility") from Merrill Lynch Global Allocation Fund, Inc. ("MLGAF"). The Company received net proceeds from the Exit Facility of $15,953,000, after repaying all outstanding amounts under the debtor-in-possession credit facility (the "DIP Facility") provided to the Company by MLGAF during the Company's Chapter 11 case, and certain commitment fees associated with the Exit Facility. The Exit Facility is governed by the terms of a Note Purchase Agreement dated October 14, 1998 (the "NPA"), a copy of which was filed by the Company with the Commission as an exhibit to the Company's Current Report on 8-K dated October 15, 1998.

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

      The Exit Facility is a two-year credit facility, maturing on October 14, 2000. The Company paid a 1% facility fee equal to $300,000 on the Tranche A amount at the closing of the Exit Facility. In addition, the Company is required to pay an 8% facility fee equal to $4,000,000 on the Tranche B amount, of which the Company paid $1,500,000 at the closing of the Exit Facility. The remaining $2,500,000 balance of the Tranche B facility fee is payable at maturity of the Exit Facility (by its term, acceleration or otherwise). All interest on amounts outstanding under the Exit Facility accrues at the stated rates and is payable at maturity of the Exit Facility.

      The Company issued 2,241,379 shares of its Common Stock, par value $.01 per share (the "New Common Stock") to MLGAF as additional consideration to MLGAF for providing the Exit Facility. The shares issued to MLGAF represent 13% of the total New Common Stock issued and outstanding on October 14, 1998 and were valued at $16,608,618 by the Company and recorded as debt financing costs and common stock. The foregoing is a summary of certain terms of the Exit Facility and is qualified in its entirety by reference to the NPA.

NOTE 4.  LITIGATION

      IN RE CAI WIRELESS SYSTEMS INC. SECURITIES LITIGATION. CAI and certain individuals had been named in six class action lawsuits alleging various violations of the federal securities laws filed in the United States District Court for the Northern District of New York. The actions were consolidated into one lawsuit entitled IN RE CAI WIRELESS SYSTEMS, INC. SECURITIES LITIGATION (96-CV-1857) (the "Securities Lawsuit"), which is currently pending in the Northern District of New York against Jared E. Abbruzzese, chairman and chief executive officer of the Company, John J. Prisco, a former president, chief operating officer and director of the Company, and Alan Sonnenberg, a former president and director of the Company. The amended, consolidated complaint alleges a variety of

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 4.  LITIGATION (CONTINUED)

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

      OTHER LITIGATION.The Company is also named as a defendant in JOE HAND PROMOTIONS, INC. V. CAI WIRELESS SYSTEMS, INC. D/B/A POPVISION WIRELESS CABLE and as a third party defendant in JOE HAND PROMOTIONS, INC. V. 601 L & P BAR, INC. in the U.S. District Court for the Eastern District of Pennsylvania. These actions arise out of the alleged improper broadcasts of certain sporting events in commercial establishments in violation of the alleged distributor's exclusive broadcast rights. The Complaints seek actual compensatory damages in unspecified amounts, together with statutory penalties claimed for alleged violations of federal statutes. The Plaintiff, Joe Hand Promotions, has alleged itself to be the exclusive distributor of certain televised sporting events in the greater Philadelphia area for commercial establishments, and has alleged the improper broadcast of such events in approximately five instances. The lawsuits were in the preliminary stages when the Company commenced its Chapter 11 case. Action against CAI in these lawsuits has been suspended by the Court. The Company believes that in the event of an adverse outcome, the amount would not be material given the nature of the claims.

NOTE 5.  EQUITY INVESTMENTS

      CS WIRELESS SYSTEMS, INC. The elimination of the Company's investment in CS Wireless reflects equity losses limited to the extent of its investment since CAI does not guarantee any CS Wireless debt. CS Wireless' net loss of $100,762,000 for the nine-month period ended September 30, 1998 included a $46,378,000 writedown of goodwill. CAI's ownership interest in CS Wireless increased to approximately 94% as a result of the December 2, 1998 purchase by the Company of 3,836,035 shares of CS Wireless common stock held by Heartland Wireless Communications, Inc. ("Heartland"). Subsequent to the purchase, CS Wireless redeemed the shares of CS Wireless common stock purchased by the Company from Heartland. At December 31, 1998, CAI held 6,421,166 shares of CS Wireless common stock, representing approximately 94% of the issued and outstanding common stock of CS Wireless.

      CS Wireless has retained CIBC to serve as its financial advisor. CS Wireless and CIBC have begun to evaluate available options with respect to the capitalization of CS Wireless, including financial restructuring alternatives. As a consequence, CAI's investment in CS Wireless is accounted for on the equity method.

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 5. EQUITY INVESTMENTS (CONTINUED)

      The following is an unaudited condensed consolidated balance sheet of CS Wireless derived from its September 30, 1998 Form 10-Q:

ASSETS
Cash and cash equivalents                                  $ 45,394,000
Restricted cash                                               4,222,000
Other current assets                                          2,224,000
Systems and equipment, net                                   54,905,000
Wireless channel rights, net                                168,247,000
Investment in and loans to equity affiliates                  6,983,000
Debt issuance costs and other assets, net                     8,609,000
                                                            -----------
  Total Assets                                             $290,584,000
                                                           ============

LIABILITIES AND EQUITY
Accounts payable and accrued expenses                      $  6,042,000
FCC Auction payable                                           3,942,000
Other liabilities                                               914,000
Debt                                                        308,219,000
Equity                                                      (28,533,000)
                                                            -----------
  Total Liabilities and Equity                             $290,584,000
                                                           ============

      The following are unaudited condensed consolidated statements of operations of CS Wireless derived from its September 30, 1998 Form 10-Q for the periods presented:

                                                     Quarter Ended                Nine Months Ended
                                                   SEPTEMBER 30, 1998             SEPTEMBER 30, 1998

Revenues                                              $  6,448,000                  $ 20,076,000
                                                      ------------                  ------------
Operating expenses:
 Systems operations                                      4,094,000                    12,019,000
 Selling, general and administrative                     4,500,000                    13,602,000
 Impairment of goodwill                                          -                    46,378,000
 Depreciation and amortization                           7,062,000                    22,003,000
                                                      ------------                  ------------
   Total operating expenses                             15,656,000                    94,002,000
                                                      ------------                  ------------
     Operating loss                                     (9,208,000)                  (73,926,000)

Interest income                                            803,000                     2,746,000
Interest expense                                        (8,765,000)                  (25,657,000)
Equity in losses of affiliates                            (292,000)                   (2,057,000)
Cumulative effect of change in accounting
  principle for organizational costs                             -                    (1,868,000)
                                                      ------------                  ------------
     Net loss                                         $(17,462,000)                $(100,762,000)
                                                      ============                  ============

      TELQUEST SATELLITE SERVICES LLC. The Company's investment in TSS reflects an equity loss of $2,194,000 based on CAI's pro-rata share of TSS's net losses approximating $6,040,000 for the nine months ended December 31, 1998 plus an adjustment for CAI's ownership which increased as of December 8, 1997 to 30% based on a non-exclusivity agreement signed as of that date. Additionally, the investment has been reduced by $625,000 in depreciation on the equipment leased to TSS. As of December 31, 1998, TSS has negative net worth of $7,504,000. The Company's investment in TSS excludes a 30% ownership interest in TSS held by CS Wireless.

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 6.  OPERATING SEGMENT INFORMATION

      The following information is provided for operating segments for the nine months ended December 31, 1998 as determined by senior management and subject to meeting quantitative thresholds. While CAI is a corporate holding company and not an operating segment, it is shown separately for clarity in segment reporting. Atlantic Microsystems, Inc. ("AMI"), a wholly owned subsidiary of CAI, holds the stock of entities owning or leasing a substantial portion of CAI's spectrum rights.

                                           ALBANY        NEW YORK      PHILADELPHIA
                          CORPORATE        MARKET         MARKET          MARKET             AMI         ALL OTHER (a)
REVENUES:
  EXTERNAL
Three months 6/98         $         -    $   766,300    $   850,989     $ 3,526,503      $          -       $   489,175
Three months 9/98                   -        729,393        766,675       3,255,322                 -           467,799
Three months 12/98                  -        731,675        674,090       2,241,722 (b)             -           472,381
                           ----------     ----------     ----------      ----------        ----------        ----------
Total nine months         $         -    $ 2,227,368    $ 2,291,754     $ 9,023,547      $          -       $ 1,429,355
                          ===========    ===========    ===========     ===========      ============       ===========
  INTER-COMPANY
Three months 6/98         $   579,000    $         -    $         -     $         -      $  4,166,137       $    72,772
Three months 9/98             579,000              -              -               -         4,417,308           108,806
Three months 12/98            579,000              -              -               -         4,170,662            74,828
                          -----------    -----------    -----------     -----------       -----------       -----------
Total nine months         $ 1,737,000    $         -    $         -     $         -      $ 12,754,107       $   256,406
                          ===========    ===========    ===========     ===========      ============       ===========
INTEREST EXPENSE
Three months 6/98        $(12,876,382)   $         -    $         -     $         -      $    (21,653)      $   (11,499)
Three months 9/98          (9,632,084)             -              -               -            (4,376)           (6,470)
Three months 12/98         (7,721,206)             -              -               -            (4,468)           (4,794)
                          -----------    -----------    -----------     -----------      ------------       -----------
Total nine months        $(30,229,672)   $         -    $         -     $         -      $    (30,497)      $   (22,763)
                         ============    ===========    ===========     ===========      ============       ===========
DEPRECIATION &
AMORTIZATION
Three months 6/98        $   (519,668)   $  (366,840)   $  (970,170)    $(2,117,400)     $ (3,117,480)      $(2,548,544)
Three months 9/98            (518,217)      (366,840)      (970,170)     (2,117,400)       (3,117,480)       (2,548,061)
Three months 12/98           (518,217)      (366,840)      (970,170)     (2,117,400)       (3,117,480)       (2,547,606)
                         ------------    -----------    -----------     -----------       -----------       -----------
Total nine months        $ (1,556,102)   $(1,100,520)   $(2,910,510)    $(6,352,200)     $ (9,352,440)      $(7,644,211)
                         ============    ===========    ===========     ===========      ============       ============
SEGMENT INCOME (LOSS)
Three months 6/98        $(25,795,124)   $  (240,450)   $(1,398,798)    $(1,428,194)     $   (581,932)     $ (4,663,888)
Three months 9/98         (46,842,687)      (335,547)    (1,499,000)      1,190,997          (680,729)       (4,622,486)
Three months 12/98(c)     193,852,486       (275,513)    (1,512,487)     (1,550,283)         (628,604)       (4,570,599)
                         ------------    -----------    -----------     -----------      ------------      ------------
Total nine months        $121,214,675    $  (851,510)   $(4,410,285)    $(1,787,480)     $ (1,891,265)     $(13,856,973)
                         ============    ===========    ===========     ===========      ============      ============

(a)   Includes the Boston Market.
(b)   The significant decline reflects the sale of certain revenue producing properties to which the company provided analog subscription video services.
(c)   Includes an extraordinary gain of  $204,345,447 from the extinguishment of debt.


                                        CAI WIRELESS SYSTEMS, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (UNAUDITED)


NOTE 6.  OPERATING SEGMENT INFORMATION (CONTINUED)


                                              ALBANY          NEW YORK        PHILADELPHIA
                            CORPORATE         MARKET           MARKET             MARKET              AMI           ALL OTHER(a)
Assets                    $380,080,778     $  1,951,194     $    904,790      $  6,115,555      $ 177,797,928     $ 31,257,059
Due from segments         $290,403,820     $          -     $          -      $          -      $          -      $          -
Due to parent             $          -     $(11,240,414)    $(31,726,081)     $(5,232,594)      $(179,677,566)    $(62,527,165)
Expenditures for segment
 assets                   $      8,729     $     37,734     $      9,074      $   123,858       $           -     $     19,281

(a)  Includes the Boston Market


     Total revenues, income(loss), and assets as of and for the nine months ended December 31, 1998 are reconciled as follows:

                                             EXTERNAL REVENUES             INCOME (LOSS)                  ASSETS
Total reported for identified segments       $  13,542,669                 $ 112,274,135              $ 566,850,245
Boston Market (included in All Other)                    -                    (6,980,768)                15,212,068
All Other (excluding Boston Market)              1,429,355                    (6,876,205)                16,044,991
Elimination of inter-segment balances                    -                             -               (291,829,421)
Elimination of inter-segment investments                 -                             -                (17,785,517)
                                              ------------                  ------------               ------------
           Consolidated totals               $  14,972,024                 $  98,417,162              $ 288,492,366
                                              ============                  ============               ============

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 6:  OPERATING SEGMENT INFORMATION (CONTINUED)

               The following information is provided for operating segments as of and for the nine months ended December 31, 1997 as determined by senior management and subject to meeting quantitative thresholds.

                                             ALBANY          NEW YORK        PHILADELPHIA
                            CORPORATE        MARKET           MARKET            MARKET             AMI             ALL OTHER(a)
Revenues:
 External                 $          -    $  2,447,793     $  4,042,412      $  13,385,886     $           -       $  2,101,293
 Inter-company            $  1,737,000    $          -     $          -      $           -     $   9,050,361       $    245,257

Interest expense          $(40,093,996)   $          -     $     (2,161)     $      (3,381)    $     (24,479)      $     (4,488)

Depreciation &
 amortization             $ (6,754,323)   $ (1,388,385)    $ (2,060,955)     $  (8,464,635)    $  (7,224,885)      $ (6,593,541)

Segment loss              $(74,849,639)   $ (1,277,598)    $ (3,350,155)     $  (5,419,593)    $  (2,009,905)      $(11,629,679)

Assets                    $556,937,815    $  3,402,731     $  1,253,211      $  13,536,289     $ 190,062,593       $ 40,871,883
Due from segments         $304,862,260    $          -     $          -      $           -     $           -       $          -
Due to parent             $          -    $(11,452,701)    $(24,581,775)     $(26,646,846)     $(188,692,341)      $(53,488,597)

Expenditures for segment
 assets                   $    226,424    $    256,460     $    176,884      $    793,458      $           -       $    728,039

(a)  Includes the Boston Market.

     Total revenues, income(loss), and assets as of and for the nine months ended December 31, 1997 are reconciled as follows:

                                             EXTERNAL REVENUES            INCOME (LOSS)             ASSETS
Total reported for identified segments         $19,876,091                $(86,906,890)           $ 765,192,639
Boston Market (included in All Other)                    -                  (4,231,809)              24,163,779
All Other (excluding Boston Market)              2,101,293                  (7,397,870)              16,708,104
Elimination of inter-segment balances                    -                           -             (307,532,089)
Elimination of inter-segment
 investments                                             -                           -              (17,859,517)
                                               -----------                 -----------             ------------
           Consolidated totals                 $21,977,384                $(98,536,569)           $ 480,672,916
                                               ===========                ============            =============

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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


NOTE 8.  DEBT OF REORGANIZED COMPANY

      Reference is made to Notes 2 and 3 above for a description of the October 14, 1998 consummation of CAI's Chapter 11 case and the Exit Facility that CAI entered into in connection therewith. The following debt is outstanding as of December 31, 1998:


LONG-TERM NOTES
 Senior debt of $100,000,000 accreting at 13% per annum,
 due October 14, 2004:
    Amount due at maturity                                                             $ 212,909,624
    Less unearned discount                                                              (110,165,180)
                                                                                        ------------
       Principal and earned interest outstanding as of  December 31, 1998                102,744,444

Note: Principal and interest are payable at maturity. The senior debt is unsecured.

 Acquisition-related notes                                                                 3,708,264
 Other                                                                                         3,577
                                                                                        ------------
       Total long-term notes                                                           $ 106,456,285
                                                                                       =============

INTERIM DEBT FINANCING (EXIT FACILITY)
 Senior Secured A Note at 10.5% interest, compounded semi-annually with a first
  priority lien on Company assets.                                                     $  30,000,000
 Senior Secured B Note at 13.0% interest per annum with a second
  priority lien on Company assets.                                                        50,000,000
                                                                                        ------------
       Total interim debt financing                                                    $  80,000,000
                                                                                       =============

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 9.  STOCK CAPITALIZATION

      The pre and post-reorganization capital structures of the Company are as follows:

                                                       Shares Authorized                       Shares Issued and Outstanding
                                           ----------------------------------------        -------------------------------------
             CLASS OF  STOCK              DECEMBER 31, 1998           MARCH 31, 1998       DECEMBER 31, 1998     MARCH 31, 1998
PRE-REORGANIZED COMPANY
Preferred stock
  14% Senior convertible preferred
   stock, par value $10,000 per share                                        15,000                                         -
                                                                        -----------                                ----------
  Series preferred stock, no par value
    Series A 8% redeemable convertible
     preferred stock, no par value                                          350,000                                         -
    Undesignated                                                          4,650,000                                         -
                                                                        -----------                                ----------
     Total series preferred stock                                         5,000,000                                         -
  Voting preferred stock, no par value                                    2,000,000                                         -
                                                                        -----------                                ----------
     Total preferred stock                                                7,015,000                                         -
                                                                        ===========                                ==========

Common stock, no par value                                              100,000,000                                40,543,039
                                                                        ===========                                ==========

POST-REORGANIZED COMPANY
Preferred stock, par value $0.01              5,000,000                                                -
                                             ==========                                       ==========

Common stock, par value $0.01                25,000,000                                       17,241,379
                                             ==========                                       ==========

                         PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The statements contained in this Quarterly Report on Form 10-Q, including the exhibits hereto, relating to the Company's future operations may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including the Company's ability to design and implement competitive, cost effective two-way operating plans, the Company's ability to attract one or more strategic partners and such strategic partner's willingness to enter into arrangements with CAI on a timely basis, the terms of such arrangements, the receipt of regulatory approvals for alternative uses of its MMDS spectrum, the success of CAI's trials in various of its markets, the commercial viability of any alternative use of MMDS spectrum, consumer acceptance of any new products offered or to be offered by CAI, the Company's ability to fund its business plans, equipment availability for alternative uses of MMDS spectrum, subscriber equipment availability, practical success of CAI's engineered technology, tower space availability, absence of interference and the ability of the Company to redeploy or sell excess equipment, the assumptions, risks and uncertainties set forth below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein, as well as other factors contained herein and in the Company's other securities filings. Furthermore, there can be no assurance that the financing obtained by the Company to date will enable it to meet its future cash needs or that the Company can obtain financing in the future.

      REORGANIZATION. On July 30, 1998 (the "Petition Date"), CAI Wireless Systems, Inc., a Connecticut corporation ("CAI Wireless"), and one of its wholly-owned subsidiaries, Philadelphia Choice Television, Inc., a Delaware corporation ("PCT"; and together with CAI Wireless, the "Debtors"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), Wilmington, Delaware. The bankruptcy cases (the "Cases") of CAI Wireless and PCT are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 98-1765 (JJF). Pursuant to Section 1107 and 1108 of the Bankruptcy Code, the Debtors, as debtors and debtors-in-possession, managed and operated their assets and businesses pending the September 30, 1998 confirmation of a joint reorganization plan (the "Plan") under the supervision and orders of the Bankruptcy Court. The Plan was filed with the Bankruptcy Court on the Petition Date and filed by the Company with the Securities and Exchange Commission (the "Commission") on a Current Report on Form 8-K on July 1, 1998.

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

      A confirmation hearing was held in the Bankruptcy Court on September 9, 1998. The Plan was confirmed on September 30, 1998 and consummated on October 14, 1998. Under the confirmed Plan, each holder of the Old Senior Notes received a pro rata portion of $212,909,624 aggregate principal amount at maturity ($100,000,000 aggregate principal amount at issuance) of 13% Senior Notes due 2004 (the "New Senior Notes"), 91% of the equity of reorganized CAI and approximately $16,500,000 in cash. Holders of subordinated indebtedness claims against CAI received a pro rata portion of 9% of the equity of reorganized CAI. The New Senior Notes are governed by that certain Indenture dated as of October 14, 1998 (the "New Senior Notes Indenture") between the Company and State Street Bank and Trust Company, as trustee, a copy of which was filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on October 15, 1998. All equity received by the holders of Old Senior Notes and subordinated indebtedness claims was subsequently diluted by equity reserved for issuance upon the exercise of options granted to members of CAI's senior management and for equity of reorganized CAI issued in connection with the Exit Facility (defined below).

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

      The Exit Facility is a two-year credit facility, maturing on October 14, 2000. The Company was required to pay a 1% facility fee equal to $300,000 on the Tranche A amount at the closing of the Exit Facility. In addition, the Company is required to pay an 8% facility fee equal to $4,000,000 on the Tranche B Amount of which the Company paid $1,500,000 at the closing of the Exit Facility. The remaining $2,500,000 balance of the Tranche B facility fee is payable at maturity of the Exit Facility (by its term, acceleration or otherwise). All interest on amounts outstanding under the Exit Facility accrues at the stated rates and is payable at maturity of the Exit Facility.

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


                        LIQUIDITY AND CAPITAL RESOURCES

      CAI's primary sources of liquidity are cash flows from operations, trade credit and borrowings under the Existing Credit Facility for the period prior to July 30, 1998, subsequently under the DIP Facility and after reorganization on October 14, 1998, the Exit Facility. Funds provided under these interim financing facilities totalling $26,847,000 were invested in a restricted account controlled by MLGAF and made available to the Company for its operating
requirements in accordance with an approved budget.   During the nine months
ended December 31, 1998, CAI expended $33,894,000 on operating activities. In conjunction with the reorganization, the final escrow payment of $16,376,000 was made to holders of the Old Senior Notes. CAI also expended $2,224,000 in debt payments, $856,000 for equipment, and paid $412,000 to TSS in fulfillment of its investment obligation. The cash requirements were primarily funded by existing cash balances maintained in the restricted account. At December 31, 1998, CAI had available funds of $21,079,000, of which $19,293,000 was held in the restricted account. CAI is committed through additional open purchase orders as of December 31, 1998 to spend approximately $500,000, primarily for capital expenditures associated with additional development of its two-way and Internet facilities.

      The Company's operating plans, including digital video, voice and two-way data, Internet and intranet access services and testing, will require additional funding. The Company's ability to raise additional funds through borrowings or the issuance of certain types of equity instruments is currently limited by the terms of the New Senior Notes Indenture and/or the terms of the Exit Facility. There can be no assurance that the funds obtained by the Company in connection with the Exit Facility will enable CAI to meet its future cash needs.


                             RESULTS OF OPERATIONS

DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997

       The Company currently operates six analog subscription video systems. The Company has experienced a decline in analog-based video subscribers, which decline has had and will continue to have an adverse effect on the Company's revenues. See Note 6 to the Consolidated Financial Statements included in this Form 10-Q for comparative revenues by market.

       During the last several quarters, the Company has operated its analog video systems within the confines of a cash conservation strategy, while pursuing a strategic alliance with one or more strategic partners interested in using the Company's spectrum for fixed, one- and two-way transmission services. The Company's cash conservation strategy includes the recovery of out-of-pocket expenses associated with adding a new analog video subscriber by charging such subscriber an up-front installation fee.
The cash conservation strategy also includes the continued implementation of cost-cutting measures and the periodic sales of non-core assets in an effort to maximize the value of assets that are no longer used or useful to the Company's long-term operating strategy, which is to be a wholesale provider of two-way transmission services to one or more strategic partners. Accordingly, the Company has sold assets relating to the provision of analog subscription video services to multiple dwelling units ("MDUs"), such as apartment and condominium complexes, in certain of its markets. Assets typically involved in providing analog subscription video services to residents of MDUs include the tangible assets necessary to transmit and receive the video programming signal, customer premises equipment and a right of entry agreement with the property owner or manager, pursuant to which the Company's operating subsidiary is granted the right to provide subscription video services to residents of the MDU.

      In March 1998 the Company sold assets relating to MDUs located in its Washington, DC operating market. Most recently, in September 1998 the Company completed the sale of assets relating to approximately 60 MDUs located in CAI's Philadelphia system (the "Philadelphia MDU Sale") to Mid-Atlantic Telcom Plus, LLC d/b/a OnePoint Communications, a leading operator of satellite master antenna television (SMATV) systems. Consummated under the auspices of the Bankruptcy Court, the Philadelphia MDU Sale generated net proceeds to the Company of approximately $5,000,000, of which $785,000 is currently being held in escrow pending certain post-closing adjustments. The Company expects to use the proceeds from the Philadelphia MDU Sale, as well as proceeds from subsequent sales of non-core assets, for working capital purposes.

      The Company's analog video subscriber base has declined over the last several quarters. As of December 31, 1998, the Company's subscriber base had decreased to 33,800 analog video subscribers compared to 57,500 at December 31, 1997. The 23,700 subscriber decrease includes the loss of approximately 10,400 subscribers as a result of the Philadelphia MDU Sale. The decrease in analog video subscribers has resulted in subscriber revenue decreases of $2,471,000 and $7,005,000 for the quarter and nine months ended December 31, 1998, respectively, compared to the corresponding periods last year.

      Operating expenses were $48,381,000 and $60,242,000 for the nine months
ended December 31, 1998 and 1997, respectively.   The $11,861,000 reduction in
operating expenses for the nine months versus last year's corresponding nine-month period reflects lower technical, customer service and marketing costs approximating $4,528,000 which were in proportion with the decline in subscribers, offset by a $1,500,000 increase in professional fees associated with the reorganization. Programming costs decreased by $754,400 and $2,045,400 for the quarter and nine months ended December 31, 1998, respectively, in proportion with decreased revenues. However, licensing costs were $306,500 and $1,932,000 higher for the quarter and nine months ended December 31, 1998, respectively, due to certain channel payments which had been previously capitalized being currently expensed. The remaining decrease of $5,698,000 reflects lower goodwill amortization relative to the write-down at March 31, 1998, offset in part by greater amortization recorded on the Boston digital project, including amortization of channel payments previously capitalized.

      Interest expense was $30,283,000 and $40,129,000 for the nine months ended December 31, 1998 and 1997, respectively. The decrease of $9,468,000 in the quarter ended December 31, 1998 compared to the same period last year was due to the consummation of the Company's Chapter 11 case on October 14, 1998 that resulted in a debt reduction of $207,793,000, offset in part by a $20,000,000 increase in interim debt under the Exit Facility.

      Interest and other income increased by $1,009,000 for the nine months
ended December 31, 1998   compared to the same period last year.  The
$2,642,000 net gain from the Philadelphia MDU Sale was partially offset by the declining interest income on the debt escrow and money market investments.

      The elimination of the Company's investment in CS Wireless reflects equity losses recorded to the extent of its investment (CAI does not guarantee any CS Wireless debt). CS Wireless' net loss of $100,762,000 for the nine-month period ended September 30, 1998 includes a $46,378,000 write down of goodwill. CAI's ownership interest in CS Wireless increased to approximately 94% as a result of the December 2, 1998 purchase by the Company of 3,836,035 shares of CS Wireless common stock held by Heartland Wireless Communications, Inc. ("Heartland"). Subsequent to the purchase, CS Wireless redeemed the shares of CS Wireless common stock purchased by the Company from Heartland. At
December 31, 1998, CAI held 6,421,166 shares of CS Wireless common stock, representing approximately 94% of the issued and outstanding common stock of CS Wireless.


 THE YEAR 2000 ISSUE

      OVERVIEW. The Company is continuing to evaluate and address the impact of the Year 2000 date transition on its operations. The Company is in the process of taking steps to (a) inventory and assess for Year 2000 compliance its equipment, software and systems, (b) determine which items will be remediated, replaced or retired, and establish a plan to accomplish these steps, (c) remediate, replace or retire the items, (d) test the items, where required, and (e) provide senior management with a reporting system to support a seamless transition to the Year 2000.

      STATE OF READINESS.   The Company's Year 2000 compliance program focuses
on the Company's analog video operations, limited internet operations, and internal business processes, such as accounting. As of December 31, 1998, the inventory, assessment and compliance planning phases for these areas have been materially completed, and remediation, replacement or retirement and testing activities are beginning.. The inventory items that are not assessed as Year 2000 compliant and that require action to avoid service impact are expected to be fixed, replaced, or retired. CAI's goal for its accounting services is to have its accounting software and any other mission critical systems relating directly to the accounting function Year 2000 compliant by April 1, 1999, the beginning of its fiscal year. For all other areas, CAI's goal is to have all mission critical systems Year 2000 compliant by July 1, 1999.

      VENDOR AND SERVICE PROVIDER ISSUES. The Company has requested that its vendors and service providers provide CAI with information as to the compliance status of products and/or services used by CAI and its operating subsidiaries, which information is subject to Company testing and verification. Although the Company has received information from some of its vendors and service providers, it has not yet received information from each of the vendors and
service providers it has identified.   The Company will continue to pursue
its vendors and service providers in order to obtain the necessary information regarding Year 2000 compliance of such vendors and service providers.

      COSTS.  The Company has estimated that it will cost approximately
$375,000 to effect its Year 2000 compliance program, based on information it has received as of December 31, 1998 from vendors and service providers. The Company anticipates that most of the cost associated with its Year 2000 compliance program will be the result of remediation or replacement of non-compliant equipment necessary for the Company's analog video operations and internal business processes.

      RISKS. The failure to correct a material Year 2000 problem could cause an interruption or failure of certain of the Company's normal business functions or operations, which could have a material adverse effect on its results of operations, liquidity or financial condition. Due to the uncertainty inherent in other Year 2000 issues that are ultimately beyond CAI's control, including, for example, the final Year 2000 readiness of its mission critical vendors and service providers, the Company is unable to determine at this time the likelihood of a material impact on its results of operations, liquidity or financial condition, due to such Year 2000 issues.

      The costs of the Company's Year 2000 program and the timetable for completing its Year 2000 preparations are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third-party remediation plans and other factors. The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from those currently anticipated. In addition, there can be no assurance that the Company's Year 2000 program will be effective or that its contingency plans will be sufficient. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer software codes and embedded technology, the results of internal and external testing and the timeliness and effectiveness of remediation efforts of third parties.

      CONTINGENCY PLAN. At December 31, 1998, the Company is not aware of any mission critical aspect of its operations or internal business processes that can not be made Year 2000 compliant, however, its inventory and assessment of Year 2000 compliance is not yet completed. Due to the uncertainties presented by third party Year 2000 problems, and the possibility that, despite its efforts, the Company is unsuccessful in preparing its internal systems and equipment for the Year 2000, the Company expects to develop contingency plans for dealing with the most reasonably likely worst case scenario. The Company's assessment of its most reasonably likely worst case scenario and the exact nature and scope of its contingency plans will be affected by the Company's continued Year 2000 assessment and testing. The Company expects to complete such assessment by July 1, 1999 and to have all contingency systems in place and fully tested by the fourth quarter of 1999.


                          PART II.  OTHER INFORMATION


Item 1. Legal Proceedings.

      Reference is made to Notes 2 and 4 to the Notes to Consolidated Financial Statements in Part I, Item 1 of this filing.

Item 2. Changes in Securities and Use of Proceeds.

      As previously reported in the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 and in Current Reports on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on July 1, 1998, July 16, 1998 and October 15, 1998 by CAI Wireless Systems, Inc. ("CAI" or the "Company"), CAI and its wholly-owned subsidiary, Philadelphia Choice Television, Inc. ("PCT"), recently emerged from a reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The bankruptcy case, entitled IN RE CAI WIRELESS SYSTEMS, INC. AND PHILADELPHIA CHOICE TELEVISION, INC., DEBTORS, Chapter 11 Case No.: 98-01765 (JJF), was brought in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

      On September 30, 1998, the Bankruptcy Court issued its Findings of Fact, Conclusions of Law, and Order (the "Confirmation Order") confirming the Joint Reorganization Plan of CAI and PCT (the "Plan"). On October 14, 1998 (the "Consummation Date"), CAI and PCT consummated the Plan.

      Pursuant to the Plan (from and after the Consummation Date) holders of CAI's 12.25% Senior Notes due 2002 (the "Old Senior Notes"), upon surrender of their Old Senior Notes to the Exchange Agent (defined below), received their pro rata portion of $212,909,624 aggregate principal amount at maturity ($100,000,000 aggregate discounted principal amount at issuance) of 13% Senior Notes due 2004 (the "New Senior Notes") and 13,650,000 shares of common stock, par value $.01 per share (the "New Common Stock") of reorganized CAI. Holders of the Old Senior Notes also received, on or about October 9, 1998, the interest payment on the Old Senior Notes that was due to such holders on September 15, 1998 (the "September Interest Payment"), plus interest on the September Interest Payment at a per annum rate of 12.25%.

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

      The Plan also contemplated that the holders of Old Common Stock and holders of claims against or interests in the Company derived from Old Common Stock would not receive or retain any property as a result of consummating the Plan. As a consequence, the Old Common Stock was extinguished as of October 14, 1998. The New Common Stock trades in the over-the-counter market on the electronic bulletin board under the symbol (CWSS.(

      The Company filed a certificate amending its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Connecticut on October 14, 1998, which amendment modified the Company's capital structure by authorizing 25,000,000 shares of New Common Stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share, which preferred stock may be designated from time to time by the Board of Directors of the Company. A copy of the Certificate Amending the Amended and Restated Certificate of Incorporation of the Company was filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

Item 5. Other Information.

      GOVERNANCE. During the period ending December 31, 1998, following the Company's Chapter 11 case, four individuals were appointed to the Company's board of directors. Named to the Company's board on December 9, 1998 were Paul
M. Albert, Jr., Vernon L. Fotheringham, and John B. Newman. Martin G. Mand was appointed to the Company's board on December 16, 1998. Jared E. Abbruzzese, chairman and chief executive officer of CAI, and incumbent director Robert D. Happ comprise the balance of the 6-member board. Previous members of the Company's board resigned in connection with the reorganization.

      Paul M. Albert, Jr. is a consultant and private investor. From 1996 through 1998, Mr. Albert was employed by or retained as a consultant to The Globecon Group and Eccles Associates. From 1983 to 1996, Mr. Albert was a Managing Director, Investment Banking, at Prudential Securities.

      Vernon L. Fotheringham is the chairman and chief executive officer of Composite Group, Inc., a product development and venture formation firm located in Woodinville, Washington. Mr. Fotheringham also serves as chairman and CEO of Nutel Corporation and as vice chairman of Angel Technology Corp.

      Martin G. Mand is the chairman, president and chief executive officer of Mand Associates, Limited, a financial consulting, speaking and writing firm located in Wilmington, Delaware. Mr. Mand previously served as executive vice president and chief financial officer at Northern Telecom, Ltd. and in senior management positions at E.I. du Pont de Nemours & Co., and currently serves on the board of directors of Sun Healthcare Group Inc. and Fuji Bank and Trust Company.

      John B. Newman has been the chairman of MBNT Financial Holdings Limited, a private investment vehicle since 1990. Immediately prior to that, Mr. Newman was deputy chairman and a member of the Executive Committee of Prudential Securities Canada, having been active in the investment banking business since 1960. Mr. Newman is a director of a number of public and private Canadian corporations engaged in real estate, insurance, investment, manufacturing, distribution and financing.

      Robert D. Happ has served as a director of the Company since 1995. Prior to his retirement in 1994, Mr. Happ was the senior managing partner of the Boston, Massachusetts office of KPMG Peat Marwick LLP. Mr. Happ also serves as a director of Galileo Corporation, Cambridgeport Bank and the Company's 94%- owned subsidiary, CS Wireless.

      Jared E. Abbruzzese has been chairman and chief executive officer of the Company since its formation in 1991. Mr. Abbruzzese also serves as chairman of CS Wireless and of TSS.

      Effective January 1, 1999, John J. Prisco resigned from the Company. Mr. Prisco had held the positions of president and chief operating officer, and was a member of the Company's board of directors from March 1996 until October 14, 1998. Other members of the senior management of CAI have assumed the operational duties previously performed by Mr. Prisco upon his resignation.
The Company does not have plans for the replacement of Mr. Prisco at this time.

      FCC TWO-WAY APPLICATION PROCESS. The Company is in the process of preparing the necessary applications for two-way use of certain of its MMDS spectrum in accordance with the rules that were released by the Federal Communications Commission ("FCC") on September 25, 1998 with respect to two-way transmissions (the "Two-way Rules"). Although the FCC has not yet announced a definitive date for filing such applications, the Company anticipates that the first "filing window" will open at the FCC for two-way applications late in the second quarter of calendar year 1999. In accordance with the Two-way Rules, following the first filing window, the FCC will accept two-way transmission applications on an on-going, daily, first-come basis.

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

      The Company, in consultation with other companies in the industry, has developed a generic frequency plan that can be used as a template for its markets and has begun to adapt such template to its various markets in an effort to complete certain two-way applications to be filed at the FCC. Adaptation of the generic frequency plan is preferable because of the different channel groups and channels that are available to the Company in its various markets, and the potential interference that could result from, or be encountered by the Company as a result of, operators( activities in contiguous markets. Although the Company has devised such a template, it is not necessary for it to be adopted in any given market for the Company to engage in two-way transmissions. There can be no assurance that the Company will be able to complete the necessary processes to enable it to file two-way applications for each of its markets during the first filing window, nor can there be any assurance that applications filed after the first filing window will not be preempted or otherwise limited by previously filed applications of other operators. Moreover, the initial plan applied for may not be the frequency plan ultimately desirable for the future business conducted in a particular market.

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

      The Company owns an average of 7 of the available commercial channels in each of its primary markets. The balance of the commercial channels, as well as the Instructional Television Fixed Service (ITFS) channels owned by educational and similar institutions, available to the Company in its various markets is provided to the Company through long-term leases. The Company does not have access to all available channels in all of its markets. Certain of the Company's more recent leases contain provisions that contemplate the use of the leased spectrum for fixed, two-way transmissions. The majority of the spectrum leases to which the Company, through wholly-owned, indirect subsidiaries, is a party, do not contemplate two-way usage. The Company is in the process of negotiating these MMDS spectrum leases. The negotiations involve the use of the leased spectrum by the Company for two-way services.
The Company has recently completed a series of such negotiations with spectrum lessors in its Boston market, which negotiations have resulted in the Company entering into leases with various spectrum lessors in the Boston market that contemplate two-way transmission services. The Company believes that these leases are on terms and conditions that are fair and reasonable to the Company. The Company believes that it will continue to be able to negotiate revised leases with spectrum lessors in markets other than Boston on terms and conditions that are fair and reasonable to the Company.

      STRATEGIC PARTNER SEARCH. The strategic business plan of CAI is to become a wholesale provider of MMDS spectrum capacity that can be purchased by one or more strategic partners. Although CAI recognizes that there are significant regulatory, technological and financial issues surrounding its development and implementation, CAI expects to be able eventually to offer, on a wholesale basis, two-way spectrum capacity over a wireless broadband network capable of transmitting video, voice and data throughout its operating territory. CAI believes that it must enter into a joint venture or other business relationship with one or more strategic partners, pursuant to which the strategic partner(s) would commit to purchase all or a portion of CAI's MMDS spectrum capacity in an amount that would be sufficient to enable CAI to raise the capital necessary to implement its business plan.

      CAI has been vigorously pursuing its strategic business plan. CAI has had, and continues to have, discussions with several potential strategic partners regarding CAI's strategic business plan. In addition to on-going discussions, CAI has demonstrated, and continues to demonstrate, the technological capabilities of the MMDS spectrum for video, voice and data to various potential strategic partners.

      The nature and frequency of these discussions and of any possible business relationships differs among the potential strategic partners. With certain entities, the Company has discussed their purchasing of spectrum capacity through use of "take-or-pay" or similar arrangements and with other entities, the Company has discussed more comprehensive relationships. The Company is also aware that certain potential strategic partners have had discussions with one or more of CAI's securities holders. All of these discussions are still in an exploratory stage and there can be no assurance that any of these discussions will result in an agreement-in-principle, binding commitment or definitive agreement to enter into any business relationship.
The Company's policy is not to comment on particular on-going discussions with respect to strategic business relationships prior to an agreement.

      Additionally, in connection with the Company's strategic partner search and the issuance of the Two-Way Rules, the Company plans to construct a two-way demonstration system in its Washington, DC market, which system, while not commercially deployed on anything other than a limited basis, will utilize technology and equipment from a variety of vendors. The Company believes that the equipment to be deployed in its Washington, DC demonstration system could be deployed in a widespread commercial launch of two-way services in one or more markets; however, such equipment needs further testing, which the Company intends to accomplish in the Washington, DC market.

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

      STOCK OPTION PLANS. In connection with the CAI Bankruptcy, CAI adopted the 1998 Stock Option Plan (the "Management Option Plan") for key employees, a copy of which is filed as an exhibit hereto. The Management Option
Plan is intended to provide key employees with a meaningful incentive to pursue CAI's strategic business plan. The Management Option Plan is also intended to align the interests of such employees with those of CAI's shareholders. There are 1.5 million shares of CAI Common Stock reserved for issuance upon the exercise of options granted pursuant to the Management Option Plan.

      All options granted under the Management Option Plan are intended to be 10-year options, however, options may lapse and expire prior to the expiration of such 10-year period in certain circumstances more fully described in the Management Option Plan. The vesting terms and exercise price of options granted under Management Option Plan are determined by a committee (the (Committee() designated by the Company's board of directors to administer the Management Option Plan. On January 18, 1999 the Committee approved the issuance to several key employees of the Company of options to purchase 1,233,500 shares of CAI Common Stock pursuant to the Management Option Plan, and subject to the surrender of certain options previously granted in connection with the Company's reorganization on October 14, 1998. Upon such surrender, the number of options outstanding will be fewer than the number granted on October 14, 1998.

      The options approved by the Committee are exercisable at a per share price of $0.875, which represents the closing trading price of the CAI Common Stock on January 19, 1999. The options vest upon the occurrence of specified conditions or the completion of identified tasks, depending upon the department in which the optionee is employed by the Company, the satisfaction of which are determined by the Committee in its reasonable judgment. All options vest in their entirety upon the occurrence of a change of control of the Company. The Committee has also imposed a 120-day waiting period following the occurrence of the vesting events in certain circumstances.

      In part to attract qualified outside directors, the Company's board of directors has also adopted the 1998 Outside Directors' Stock Option Plan
(the "Outside Directors' Plan"), a copy of which is filed as an exhibit hereto. Under the Outside Directors' Plan, each non-employee director of CAI is entitled to an initial grant of options to purchase 25,000 shares of CAI Common Stock at an exercise price equal to the closing trading price on the day on which such individual is deemed to have become a director of the Company following
the Company's reorganization.   The initial options vest over a one-year
period with options to purchase 10,000 shares of CAI Common Stock vesting on the date that is three months after such individual becomes a CAI director, options to purchase 7,500 shares of CAI Common Stock vesting on the date that is eight months after such individual becomes a CAI director and the remaining options to purchase 7,500 shares of CAI Common Stock vesting on the one-year anniversary of the date such individual becomes a director.
In addition to the initial grant of option, each individual who has been a CAI director for at least six months prior to each April 1, beginning on April 1, 2000, shall receive options to purchase 7,500 shares of CAI Common Stock at an exercise price equal to the closing trading price on the date of grant, which options vest on the one-year anniversary of the date of grant.

      All options granted under the Outside Directors' Plan are intended to be 10-year options, however, options may lapse and expire prior to the expiration of such 10-year period in certain circumstances more fully described in the Outside Directors' Plan. The Company board of directors has reserved 400,000 shares of CAI Common Stock for issuance upon the exercise of options granted under the Outside Directors' Plan. As of the date of this report, there were options to purchase 125,000 shares of CAI Common Stock issued and outstanding under the Outside Directors' Plan.

      The foregoing descriptions of the stock option plans maintained by the Company are summaries of such plans and are qualified in their entirety to the full text of the Management Option Plan and Outside Directors' Plan attached hereto as exhibits.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a) EXHIBITS.

         The following exhibits are filed herewith or incorporated by reference as indicated:

                                                                                Incorporation
                                                                                by Reference          Page
     EXHIBIT NO.                          DESCRIPTION                            (SEE LEGEND)       REFERENCE
         2.1         Joint Reorganization Plan of CAI Wireless Systems, Inc.    [3] Exhibit 2.1
                      and Philadelphia Choice Television, Inc.
         3.1         Amended and Restated Certificate of Incorporation of       [1] Exhibit 3.1
                      CAI
         3.2         Amended and Restated Bylaws of CAI                         [1] Exhibit 3.2
         3.3         Certificate Amending the Amended and Restated              [7] Exhibit 3.1
                      Certificate of Incorporation of CAI
         4.1         Amended and Restated Note Purchase Agreement dated as      [2] Exhibit 4.1
                      of July 30, 1998 between Registrant and Merrill Lynch
                      Global Allocation Fund, Inc.
         4.2         Indenture dated as of October 14, 1998 between CAI         [3] Exhibit 4.1
                      and State Street Bank and Trust Company governing
                      CAI's 13% Senior Notes due 2004
         4.3         Note Purchase Agreement dated as of October 14, 1998       [3] Exhibit 4.2
                      by and between CAI and Merrill Lynch Global
                      Allocation Fund, Inc.
         4.4         Senior Secured A Note in the principal amount of $30       [3] Exhibit 4.3
                      million due October 14, 2000
         4.5         Senior Secured B Note in the principal amount of $50       [3] Exhibit 4.4
                      million due October 14 2000
         4.6         Registration Rights Agreement dated as of October 14,      [7] Exhibit 4.1
                      1998 by and among CAI, Merrill Lynch Global
                      Allocation Fund, Inc. and Merrill Lynch
                      Equity/Convertible Series Fund (Global Allocation
                      Portfolio)
<dagger>10.1         1998 Outside Directors' Stock Option Plan
<dagger>10.2         1998 Stock Option Plan
<dagger>10.3         Amended and Restated Employment Agreement dated as of
                      October 14, 1998 between CAI and Jared E. Abbruzzese
<dagger>10.4         Amended and Restated Employment Agreement dated as of
                      October 14, 1998 between CAI and James P. Ashman
<dagger>10.5         Amended and Restated Employment Agreement dated as of
                      October 14, 1998 between CAI and Gerald Stevens-
                      Kittner
<dagger>10.6         Amended and Restated Employment Agreement dated as of
                      October 14, 1998 between CAI and Bruce Kostreski
<dagger>10.7         Amended and Restated Employment Agreement dated as of
                      October 14, 1998 between CAI and Derwood Edge
        16.          Letter by PricewaterhouseCoopers to Securities and         [4] Exhibit 16.
                      Exchange Commission dated August 6, 1998
<dagger>27.          Financial Data Schedule
        99.1         Disclosure Statement dated as of June 30, 1998             [5] Exhibit 99.1
        99.2         Disclosure Statement Supplement dated as of July 15,       [6] Exhibit 99.1
                      1998
        99.3         Interim Order Authorizing Postpetition Financing           [2] Exhibit 99.1
        99.4         Press Release dated July 30, 1998                          [2] Exhibit 99.2
        99.5         Pro Forma Balance Sheet Giving Effect to the               [7] Exhibit 99.1
                      Company's Reorganization Plan as if it had occurred
                      on September 30, 1998

LEGEND

[1] Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for September 30, 1995.
[2] Incorporated by reference to the exhibit to the Company's Current Report on
    Form 8-K dated August 3, 1998.
[3] Incorporated by reference to the exhibit to the Company's Current Report on Form 8-K dated October 15, 1998.
[4] Incorporated by reference to the exhibit to the Company's Current Report on
    Form 8-K dated August 6, 1998.
[5] Incorporated by reference to the exhibit to the Company's Current Report on
    Form 8-K dated July 1, 1998.
[6] Incorporated by reference to the exhibit to the Company's Current Report on
    Form 8-K dated July 16, 1998.
[7] Incorporated by reference to the exhibit to the Company's Quarterly Report on Form 10-Q for September 30, 1998.

<dagger> Filed herewith.

      b)  REPORTS ON FORM 8-K.

        (1) Form 8-K filed October 15, 1998, reporting the following:

            Item 3. Bankruptcy or Receivership.
                  CAI and one of its subsidiaries filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code on July 30, 1998. The Plan was confirmed on September 30, 1998 and consummated on October 14, 1998.

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

         (2) Form 8-K filed October 30, 1998, reporting the following:

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


          SIGNATURE                         TITLE                                 DATE



/S/                                   Chairman, Chief Executive Officer         February 16, 1999
JARED E. ABBRUZZESE                    and Director (Principal Executive
                                       Officer)


/S/                                   Executive Vice President, Chief           February 16, 1999
JAMES P. ASHMAN                        Financial Officer
                                       (Principal Financial Officer)


/S/                                   Vice President and Controller             February 16, 1999
ARTHUR J. MILLER                       (Principal Accounting Officer)













