Form 10-Q/A
period 1998-09-30
CAI WIRELESS SYSTEMS INC
filed 1999-06-29
CIK 914749

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No   ____

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X     No   _____

Number of shares outstanding of each of registrant's class of common stock at June 22, 1999:

CLASS                                                       OUTSTANDING SHARES
Common Stock, $.01 par value                                    17,241,379

PART I. FINANCIAL INFORMATION.

THIS QUARTERLY REPORT ON FORM 10-Q/A AMENDS CAI WIRELESS SYSTEMS, INC.'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998. THE FINANCIALS AND NOTES THERETO HAVE BEEN ADJUSTED HEREIN FOR (A) THE COMPANY'S REVISION TO THE MARCH 31, 1998 FINANCIAL STATEMENTS TO REFLECT FINANCIAL RESTRUCTURING FEES WHICH RELATE TO A SUBSEQUENT PERIOD BUT WHICH ARE IMMATERIAL AND (B) THE REVERSAL OF CONTRACTURAL INTEREST IN THE AMOUNT OF $4,493,683 FOR THE PERIOD FROM JULY 30, 1998, DATE OF THE COMPANY'S VOLUNTARY FILING OF A CHAPTER 11 BANKRUPTCY PETITION, THROUGH SEPTEMBER 30,1998 IN ACCORDANCE WITH THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS' STATEMENT OF POSITION ("SOP") 90-7, "FINANCIAL REPORTING BY ENTITIES UNDER THE BANKRUPTCY CODE" SINCE CONTRACTUAL INTEREST WAS AN UNSECURED, UNALLOWED CLAIM IN THE BANKRUPTCY PROCEEDING.

ITEM 1. FINANCIAL STATEMENTS.

                          CAI WIRELESS SYSTEMS, INC.
                            (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30, 1998               MARCH 31, 1998
                                                                    ------------------               --------------
                                                                       (UNAUDITED)
                                ASSETS
         Cash and cash equivalents                                   $    1,339,067                 $    1,275,020
         Restricted cash and cash equivalents                            11,204,249                      9,134,651
         Debt service escrow                                             16,913,922                     16,418,922
         Subscriber accounts receivable, net                                701,635                        387,144
         Prepaid expenses                                                   549,100                        661,669
         Property and equipment, net                                     41,459,062                     49,898,337
         Wireless channel rights, net                                   187,730,254                    194,050,792
         Investment in CS Wireless Systems, Inc.                                  -                     43,337,527
         Investment in TelQuest Satellite Services LLC                    1,220,404                      3,174,732
         Goodwill, net                                                   22,066,442                     22,985,876
         Debt financing costs, net                                        5,838,099                      7,079,424
         Other assets                                                     3,059,931                      3,061,780
                                                                       ------------                    -----------
         Total Assets                                                 $ 292,082,165                  $ 351,465,874
                                                                      =============                  =============
                 LIABILITIES AND SHAREHOLDERS' DEFICIT
         LIABILITIES NOT SUBJECT TO COMPROMISE
         Accounts payable                                             $   3,125,495                  $   4,852,091
         Accrued expenses                                                22,738,337                      8,094,763
         Wireless channel rights obligations                              2,922,100                      4,832,971
         Interim debt financing                                          60,000,000                     45,000,000
         Long term notes                                                  3,765,053                    312,088,506
                                                                       ------------                   ------------
                                                                         92,550,985                    374,868,331
                                                                       ------------                   ------------
         LIABILITIES SUBJECT TO COMPROMISE
         Long term notes                                                307,793,000                              -
                                                                       ------------                   ------------
         Commitments and Contingencies
         SHAREHOLDERS' DEFICIT
          Preferred Stock, no shares outstanding                                  -                              -
          Common stock, 100,000,000 shares authorized, no par
            value; 40,543,039 shares issued and outstanding             275,770,764                    275,770,764
           Additional paid-in capital                                   101,711,759                    101,711,759
           Accumulated deficit                                         (485,744,343)                  (400,884,980)
                                                                      -------------                   ------------
                                                                       (108,261,820)                   (23,402,457)
                                                                      -------------                   ------------
         Total Liabilities and Shareholders' Deficit                  $ 292,082,165                  $ 351,465,874
                                                                      =============                  =============

                See notes to consolidated financial statements.

                          CAI WIRELESS SYSTEMS, INC.
                            (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          Six-Months Ended                         Three-Months Ended
                                                            SEPTEMBER 30,                            SEPTEMBER 30,
                                                    ----------------------------              -----------------------------
                                                       1998              1997                   1998               1997
Revenues                                       $  10,852,156      $  15,386,043           $   5,219,189        $  7,294,791
                                               -------------      -------------           -------------        ------------
Costs and expenses:
   Programming and licensing                       7,606,028          7,271,163               3,949,343           3,568,253
   General and administrative                     11,018,953         14,771,615               4,691,778           7,299,282
   Depreciation and amortization                  13,637,310         15,907,088               6,817,688           7,968,256
                                               -------------      -------------            ------------        ------------
                                                  32,262,291         37,949,866              15,458,809          18,835,791
                                               -------------      -------------            ------------        ------------

        Operating loss                           (21,410,135)       (22,563,823)            (10,239,620)        (11,541,000)
                                               -------------      -------------            ------------        ------------

Other income (expense)
   Interest expense (a)                          (18,058,781)       (22,929,735)             (5,148,906)        (11,956,062)
   Equity in losses of affiliates                (45,291,855)       (13,740,000)            (34,324,691)         (7,124,000)
   Reorganization expense                         (3,955,208)                 -              (3,955,208)                  -
   Interest and other income                       3,856,616          1,623,027               2,917,441             762,390
                                                ------------       ------------            ------------        ------------
                                                 (63,449,228)       (35,046,708)            (40,511,364)        (18,317,672)
                                                ------------       ------------            ------------        ------------

        Net loss                                 (84,859,363)       (57,610,531)            (50,750,984)        (29,858,672)

Preferred stock dividends                                  -         (7,274,859)                      -          (3,706,901)
                                                ------------       ------------            ------------        ------------

        Loss applicable to common
        shareholders                            $(84,859,363)      $(64,885,390)           $(50,750,984)       $(33,565,573)
                                                ============       ============            ============        ============
Basic and diluted loss per common share             $  (2.09)          $  (1.60)               $  (1.25)           $  (0.83)
                                                    ========           ========                ========            ========
Weighted average common
   shares outstanding                             40,543,039         40,540,539              40,543,039          40,540,539
                                                  ==========         ==========              ==========          ==========

(a)   Contractual interest of $4,493,683 was not recorded for the period July 30, 1998, the date CAI voluntarily filed its
      Chapter 11 bankruptcy petition, through September 30,1998, in accordance with SOP 90-7 since contractual interest is an unsecured unallowed claim in the bankruptcy proceeding.

                See notes to consolidated financial statements.

                          CAI WIRELESS SYSTEMS, INC.
                            (DEBTOR-IN-POSSESSION)
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)
                       AND THE YEAR ENDED MARCH 31, 1998



                                                                             ADDITIONAL
                                                COMMON STOCK                  PAID-IN         ACCUMULATED          TOTAL
                                             SHARES         AMOUNT            CAPITAL           DEFICIT       EQUITY (DEFICIT)
                                             ------         ------            -------           -------       ----------------
Balance at March 31, 1997                  40,540,539    $275,769,414       $         -     $(161,079,224)       $114,690,190
Common stock issued in exchange for
   Bell Atlantic warrants                       2,500           1,350                 -                 -               1,350
Senior preferred stock and accumulated
   dividends contributed to capital
   pursuant to the Bell Atlantic
   termination agreement on March 3, 1998           -               -       101,711,759                 -         101,711,759
Preferred stock dividends                           -               -                 -       (13,891,025)        (13,891,025)
Net loss for the year                               -               -                 -      (225,914,731)       (225,914,731)
                                           ----------    ------------      ------------     -------------       -------------
BALANCE AT MARCH 31, 1998                  40,543,039     275,770,764       101,711,759      (400,884,980)        (23,402,457)
NET LOSS FOR THE PERIOD                             -               -                 -       (84,859,363)        (84,859,363)
                                           ----------    ------------      ------------     -------------       -------------
BALANCE AT SEPTEMBER 30, 1998              40,543,039    $275,770,764      $101,711,759     $(485,744,343)      $(108,261,820)
                                           ==========    ============      ============     =============       =============

                See notes to consolidated financial statements.

                          CAI WIRELESS SYSTEMS, INC.
                            (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Six Months Ended September 30,
                                                                     ---------------------------------------
                                                                          1998                      1997
                                                                     -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $ (84,859,363)            $ (57,610,531)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                                         13,637,310                15,907,088
  Equity in losses of affiliates                                        45,291,855                13,740,000
  (Gain) loss on sale of assets                                         (2,566,716)                   36,682
  Debt financing costs and discount amortization                           864,180                 2,434,732
  Changes in assets and liabilities:
    Subscriber accounts receivable and other assets                       (248,379)                   95,181
    Accounts payable and accrued expenses                               17,728,173                 2,470,606
                                                                      ------------              ------------
         Net cash used in operating activities                         (10,152,940)              (22,926,242)
                                                                      ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Funds deposited in restricted investment account                      (2,069,598)                        -
  Purchase of wireless channel rights                                     (109,929)               (1,761,760)
  Purchase of equipment                                                   (686,760)               (5,224,875)
  Proceeds from sale of equipment                                        4,810,018                    39,145
  Proceeds from sale of investments                                         62,166                    66,443
  Proceeds from maturity of escrow investments                                   -                15,083,944
  Payments received from CS Wireless Systems, Inc.                         212,139                 2,514,542
  Investment in TelQuest Satellite Services LLC                           (411,567)               (1,512,488)
  Loan to related parties                                                  (87,421)                 (197,758)
  Cash paid for investment                                                       -                  (356,025)
  Other                                                                   (196,017)                 (153,823)
                                                                       -----------               -----------
         Net cash provided by investing activities                       1,523,031                 8,497,345
                                                                       -----------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from interim debt financing                                  10,894,106                 9,500,000
  Repayment of debt including wireless channel rights
   obligations                                                          (2,073,705)               (2,167,578)
  Debt financing costs paid                                               (126,445)               (2,514,372)
                                                                       -----------               -----------
         Net cash provided by financing activities                       8,693,956                 4,818,050
                                                                        ----------               -----------
Net increase (decrease) in cash and cash equivalents                        64,047                (9,610,847)

Cash and cash equivalents, beginning of year                             1,275,020                10,471,918
                                                                       -----------               -----------
Cash and cash equivalents, end of period                              $  1,339,067               $   861,071
                                                                      ============               ===========

Cash payments during the period for interest                              $ 22,823              $ 17,429,098
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

      The consolidated financial statements include the accounts of CAI Wireless Systems, Inc. and its wholly-owned subsidiaries (the "Company" or "CAI"). All intercompany transactions have been eliminated in consolidation. CAI's 60% investment in CS Wireless Systems, Inc. ("CS") and 30%
investment in TelQuest Satellite Services LLC ("TelQuest") are accounted for on the equity method since CAI does not control day to day operations of either
company.   Current summarized financial information regarding  CS is
presented in Note 5. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for interim periods have been included. Certain items in the prior period financial statements have been reclassified to conform with the current period's presentation. Operating results for the quarter and six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. The unaudited financial statements presented herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1998 which is on file with the Securities and Exchange Commission.

     RESTRUCTURING COSTS. The Company has revised its March 31, 1998 to eliminate the accrued expenses and reduce the accumulated deficit to reflect $4.1 million in financial restructuring fees which relate to a subsequent period but which are immaterial.

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

      Prior to the Petition Date, the Company solicited and received the requisite approvals from those classes of creditors that would be impaired under the Plan. Specifically, the Company solicited and received the requisite approval of classes of creditors consisting of the holders of the Company's 12.25% Senior Notes due 2002 (the "Old Senior Notes") and the holders of certain subordinated indebtedness of the Company. The Company did not solicit the vote of its shareholders, for whom the Plan provided no right to receive or retain any property of the Company post-reorganization. Section 1126(g) of the Bankruptcy Code specifically deems such shareholders not to have accepted the Plan.

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

      EXIT FACILITY. On October 14, 1998, in connection with consummating the Plan, the Company obtained an $80,000,000 credit facility (the "Exit Facility"), also from MLGAF. The Company received net proceeds from the Exit Facility of $15,953,000, after repaying all outstanding amounts under the DIP Facility and certain commitment fees associated with the Exit Facility. The Exit Facility is governed by the terms of a Note Purchase Agreement dated October 14, 1998 (the "NPA"), a copy of which was filed by the Company with the Commission as an exhibit to the Company's Current Report on Form 8-K dated October 15, 1998. The Exit Facility consists of two tranches: Tranche A and Tranche B. Tranche A is a $30,000,000 senior secured loan bearing interest at 10.5% compounded

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3.  INTERIM FINANCING (continued)

semi-annually and evidenced by a Senior Secured A Note. The Company has granted a first priority lien on and security interest in all of its assets to secure performance of the Company's obligations with respect to Tranche A. Tranche B is a $50,000,000 senior secured loan bearing interest at 13% per annum and evidenced by a Senior Secured B Note. The Company has granted a second priority lien on and security interest in and to all of its assets to secure performance of its obligations with respect to Tranche B.

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

NOTE 4.  LITIGATION

      IN RE CAI WIRELESS SYSTEMS, INC. SECURITIES LITIGATION. CAI has been named in six class action lawsuits alleging various violations of the federal securities laws filed in the United States District Court for the Northern District of New York. The actions were consolidated into one lawsuit entitled IN RE CAI WIRELESS SYSTEMS, INC. SECURITIES LITIGATION (96-CV-1857) (the "Securities Lawsuit"), which is currently pending in the Northern District of New York. The amended, consolidated complaint, which names the Company, Jared
E. Abbruzzese, chairman and chief executive officer of the Company, John J. Prisco, president, chief operating officer and a director of the Company, and Alan Sonnenberg, the former president of the Company, as defendants, alleges a variety of violations of the anti-fraud provisions of the Federal securities laws by CAI arising out of its alleged disclosure (or alleged omission from disclosure) regarding its Internet and other flexible use of MMDS spectrum, as
well as its business relationship with Bell Atlantic and NYNEX.   Specifically,
the complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 promulgated under the Exchange Act during the specified Class Period (May 23, 1996 through December 6, 1996).

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

NOTE 5.  EQUITY INVESTMENTS

      CS WIRELESS SYSTEMS,  INC.   The Company's 60% investment in CS
reflects an equity loss of $43,338,000 (based on CAI's pro-rata share of CS' net loss of $83,300,000 for the six-month period ended June 30,
1998), of which $33,336,000 occurred in CAI's second quarter based on the June 1998 write-down of goodwill by CS in the amount of $46,378,000. There is no current year amortization of goodwill associated with this investment since CAI's goodwill relating to CS was written off as of March 31, 1998.

                          CAI WIRELESS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 5.  EQUITY INVESTMENTS (continued)

      The following is an unaudited condensed consolidated balance sheet of CS derived from its Form 10-Q as of June 30, 1998:

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
                                                           ============

      The following is an unaudited condensed consolidated statement of operations of CS derived from its June 30, 1998 Form 10-Q for the periods presented:

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
                                                 ============                  ============

      TELQUEST SATELLITE SERVICES LLC. The Company's investment in TelQuest reflects an equity loss of $760,000 based on CAI's pro-rata share of TelQuest net losses approximating $1,158,000 for the three months ended September 30, 1998 plus a true-up for CAI's ownership which increased as of December 8, 1997 to 30% based on a non-exclusivity agreement signed as of that date. Additionally, the investment has been reduced by $416,600 in depreciation on the equipment leased to TelQuest. As of September 30, 1998, TelQuest has negative net worth of $5,764,000.

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

      In connection with its audits for the two most recent fiscal years and through July 30, 1998, there have been no disagreements with Coopers & Lybrand L.L.P. or PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Coopers & Lybrand L.L.P. would have caused them to have made reference thereto in their report on the financial statements for such years. During the two most recent fiscal years and through July 30, 1998, there have been no reportable events (as defined in Regulation S-K item 304(a)(1)(v)) involving the Company.

      The Company requested that PWC furnish it with a letter addressed to the SEC stating whether or not PWC agrees with the above statements. A copy of such letter, dated August 6, 1998, was filed as Exhibit 16 to the Company's Current Report on Form 8-K dated August 6, 1998.

NOTE 7.  SUBSEQUENT EVENTS

      Reference is made to Notes 2 and 3 above for a description of the October 14, 1998 consumation of CAI's Chapter 11 case and the Exit Facility that CAI entered into on October 14,1998 in connection therewith. Also, reference is made to Exhibit 99.5 for the pro forma effects on the balance sheet.

                         PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The statements contained in this Quarterly Report on Form 10-Q, including the exhibits hereto, relating to the Company's future operations may constitute forward-looking statements within the meaning of Section 21E of the Securities
Exchange Act of 1934,  as  amended.   Actual  results of the Company may differ
materially from those in the forward-looking statements and may be affected by a number of factors including the Company's ability to design and implement competitive, cost effective two-way operating plans, the Company's ability to attract one or more strategic partners and such strategic partner's willingness to enter into arrangements with CAI on a timely basis, the terms of such arrangements, the receipt of regulatory approvals for alternative uses of its MMDS spectrum, the success of CAI's trials in various of its markets, the commercial viability of any alternative use of MMDS spectrum, consumer acceptance of any new products offered or to be offered by CAI, the Company's ability to fund its business plans, subscriber equipment availability, practical success of CAI's engineered technology, tower space availability, absence of interference and the ability of the Company to redeploy or sell excess equipment, the assumptions, risks and uncertainties set forth below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein, as well as other factors contained herein and in the Company's other securities filings. Furthermore, there can be no assurance that the financing obtained by the Company to date will enable it to meet its future cash needs.

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

      Prior to the Petition Date, the Company solicited and received the requisite approvals from those classes of creditors that would be impaired under the Plan. Specifically, the Company solicited and received the requisite approval of classes of creditors consisting of the holders of the Company's 12.25% Senior Notes due 2002 (the "Old Senior Notes") and the holders of certain subordinated indebtedness of the Company. The Company did not solicit the vote of its shareholders, for whom the Plan provided no right to receive or retain any property of the Company post-reorganization. Section 1126(g) of the Bankruptcy Code specifically deems such shareholders not to have accepted the Plan.

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

      EXIT  FACILITY. On October 14, 1998, in connection with consummating  the
Plan,  the  Company   obtained   an  $80,000,000  credit  facility  (the  "Exit
Facility"), also from MLGAF. The Company realized net proceeds from the Exit Facility of $15,953,000, after repaying all outstanding amounts under the DIP
Facility  and  certain commitment fees associated with the Exit Facility.   The
Exit Facility is governed by the terms of a Note Purchase Agreement dated October 14, 1998 (the "NPA"), a copy of which was filed by the Company with the Commission as an exhibit to the Company's Current Report on Form 8-K dated October 15, 1998. The Exit Facility consists of two tranches: Tranche A and Tranche B. Tranche A is a $30,000,000 senior secured loan bearing interest at 10.5% compounded semi-annually and evidenced by a Senior Secured A Note.
The Company has granted a first priority lien on and security interest in and to all of its assets to secure performance of the Company's obligations with respect to Tranche A. Tranche B is a $50,000,000 senior secured loan bearing interest at 13% per annum and evidenced by a Senior Secured B Note.
The Company has granted a second priority lien on and security interest in and to all of its assets to secure performance of its obligations with respect to Tranche B.

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


                        LIQUIDITY AND CAPITAL RESOURCES

      CAI's primary sources of liquidity are cash flows from operations, trade credit and borrowings under the Existing Credit Facility for the period prior to July 30, 1998 and subsequently under the DIP Facility. During the six months ended September 30, 1998, CAI expended approximately $10,153,000 of cash to fund operating activities. CAI also expended $2,074,000 in debt payments, $687,000 for equipment, and paid $412,000 to TelQuest in fulfillment of its investment obligation. The cash requirements were primarily funded by existing cash balances maintained in the restricted cash account. At September 30, 1998, CAI had available funds of approximately $12,543,000, of which $11,204,000 was restricted and all of which will be used to fund the operations of the Company. CAI is committed through additional open purchase orders as of September 30, 1998 to spend approximately $1,700,000, primarily for capital expenditures associated with additional development of its digital transmission facilities.

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

      Operating expenses were $32,262,000 and $37,950,000 for the six months ended September 30, 1998 and 1997, respectively. The $5,688,000 reduction in operating expenses for the six months versus last year's six months reflects lower technical, customer service and marketing costs approximating $3,117,000 (which were in-line with the decline in subscribers). Programming costs increased by $335,000, primarily in the quarter ended September 30, 1998 despite the revenue decline, as a result of additional channels being added as well as minimum provisions provided by certain of the programming agreements. The remaining decrease of $2,271,000 reflects lower depreciation and amortization, primarily related to the goodwill write-down at March 31, 1998, offset in part by greater depreciation recorded on the Boston digital project.

      Interest expense decreased $4,872,000 to $18,058,000 compared to and $22,930,000 for the six months ended September 30, 1998 and 1997, respectively. In accordance with the bankruptcy plan, interest expense on the $275,000,000 of 12.25% senior notes, the $30,000,000 13% subordinated note and the $2,793,000 subordinated notes, in the aggregate amount of $4,494,000, was not recorded for the post-petition period from July 30, 1998 through September 30, 1998. The remaining decrease was due to higher interim debt financing fees for the same period last year.

      Interest and other income increased by $2,234,000 for the six months ended September 30, 1998 compared to the same period last year. The increase resulted primarily from the Philadephia MDU Sale which generated a net gain of $2,642,000.

      The complete writedown of CAI's investment in CS reflects the Company's 60% pro rata share of the $83,300,000 net loss reported by CS for the six months ended June 30, 1998 to the extent of its $43,338,000 investment. The remaining pro rata share of net loss was not recorded since CAI does not guarantee any CS debt. The net loss reported by CS includes a $46,378,000 write-down of its goodwill. The aggregate decrease in this investment was $13,013,000 for the same period last year reflecting CAI's 50.7% ownership at that time. The decrease in CAI's investment in TelQuest of $1,496,000 reflects the Company's pro-rata share of the estimated
$6,900,000 loss of TelQuest from April 1, 1998 to September 30, 1998, plus another $416,600 reflecting CAI's depreciation on the equipment leased to TelQuest.

 THE YEAR 2000 ISSUE

      The Company is continuing to assess issues relating to what is generally referred to as the Year 2000 Issue. Based on preliminary information, as of the date of this report, the Company believes that it will be able to implement successfully the systems and programming changes necessary to address the Year 2000 Issue internally. The Company is reviewing the Year 2000 Issue with various third party vendors and other entities on whom the Company relies for the provision of certain services, such as billing, to assess such vendors' readiness with respect to addressing Year 2000 Issues. The Company believes that the cost of changes to be made, if any, to the Company's internal systems and programming in light of Year 2000 Issues will not have a material impact on the Company's financial position, results of operations or cash flows in future periods.

                             PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a) EXHIBITS.

         The following exhibits are filed herewith or incorporated by reference as indicated:

                                                                                  Incorporation
                                                                                  by Reference         Page REFERENCE
     EXHIBIT NO.                          DESCRIPTION                              (SEE LEGEND)
     2.1               Joint Reorganization Plan of CAI Wireless Systems, Inc.    [3] Exhibit 2.1
                       and Philadelphia Choice Television, Inc.
     3.1               Amended and Restated Certificate of Incorporation of       [1] Exhibit 3.1
                       CAI
     3.2               Amended and Restated Bylaws of CAI                         [1] Exhibit 3.2
     3.3               Certificate Amending the Amended and Restated              [7] Exhibit 3.3
                       Certificate of Incorporation of CAI
     4.1               Amended and Restated Note Purchase Agreement dated as      [2] Exhibit 4.1
                       of July 30, 1998 between Registrant and Merrill Lynch
                       Global Allocation Fund, Inc.
     4.2               Indenture dated as of October 14, 1998 between CAI         [3] Exhibit 4.1
                       and State Street Bank and Trust Company governing
                       CAI's 13% Senior Notes due 2004
     4.3               Note Purchase Agreement dated as of October 14, 1998       [3] Exhibit 4.2
                       by and between CAI and Merrill Lynch Global
                       Allocation Fund, Inc.
     4.4               Senior Secured A Note in the principal amount of $30       [3] Exhibit 4.3
                       million due October 14, 2000
     4.5               Senior Secured B Note in the principal amount of $50       [3] Exhibit 4.4
                       million due October 14 2000
     4.6               Registration Rights Agreement dated as of October 14,      [7] Exhibit 4.6
                       1998 by and among CAI, Merrill Lynch Global
                       Allocation Fund, Inc. and Merrill Lynch
                       Equity/Convertible Series Fund (Global Allocation
                       Portfolio)
    16.                Letter by PricewaterhouseCoopers to Securities and         [4] Exhibit 16.
                       Exchange Commission dated August 6, 1998
<dagger>27.            Financial Data Schedule
    99.1               Disclosure Statement dated as of June 30, 1998             [5] Exhibit 99.1
    99.2               Disclosure Statement Supplement dated as of July 15,       [6] Exhibit 99.1
                       1998
    99.3               Interim Order Authorizing Postpetition Financing           [2] Exhibit 99.1
    99.4               Press Release dated July 30, 1998                          [2] Exhibit 99.2
    99.5               Pro Forma Balance Sheet Giving Effect to the
                       Company's Reorganization Plan as if it had Occurred
                       on September 30, 1998                                      [7] Exhibit 99.1
<dagger>    99.6       Revised Pro Forma Balance Sheet Giving Effect to the
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

          SIGNATURE                         TITLE                              DATE


/S/                              Vice President and Controller             June 29, 1999
   ARTHUR J. MILLER                (Principal Accounting Officer)

