Form 10-Q/A
period 1998-12-31
CAI WIRELESS SYSTEMS INC
filed 1999-06-29
CIK 914749

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

PART I. FINANCIAL INFORMATION.

THIS QUARTERLY REPORT ON FORM 10-Q/A AMENDS CAI WIRELESS SYSTEMS, INC.'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1998.
THE FINANCIALS AND NOTES THERETO HAVE BEEN ADJUSTED HEREIN FOR (A) THE COMPANY'S REVISION TO THE MARCH 31, 1998 FINANCIAL STATEMENTS TO REFLECT FINANCIAL RESTRUCTURING FEES WHICH RELATE TO A SUBSEQUENT PERIOD BUT WHICH ARE IMMATERIAL, (B) THE REVERSAL OF CONTRACTURAL INTEREST IN THE AMOUNT OF $4,956,347 FOR THE PERIOD FROM JULY 30, 1998, THE DATE OF THE COMPANY'S VOLUNTARY FILING OF A CHAPTER 11 BANKRUPTCY PETITION THROUGH OCTOBER 14, 1998, THE DATE OF THE BANKRUPTCY CONSUMMATION, IN ACCORDANCE WITH SOP 90-7 SINCE CONTRACTUAL INTEREST IS AN UNSECURED, UNALLOWED CLAIM IN THE BANKRUPTCY PROCEEDING, AND (C) THE APPLICATION OF FRESH-START ACCOUNTING
IN ACCORDANCE WITH SOP 90-7. ACCORDINGLY, THROUGHOUT THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AND THE FINANCIAL STATEMENTS TO WHICH THE NOTES ARE ATTACHED, USE OF THE TERM "PREDECESSOR ENTITY" REFERS TO CAI AND ITS SUBSIDIARIES PRIOR TO OCTOBER 15, 1998. A VERTICAL BLACK
LINE HAS BEEN INSERTED IN THE CONSOLIDATED FINANCIAL STATEMENTS TO SEPARATE THE REORGANIZED COMPANY AND THE PREDECESSOR ENTITY SINCE THEY HAVE NOT BEEN PREPARED ON A CONSISTENT BASIS OF ACCOUNT. FURTHER, THE EMERGENCE FROM CHAPTER 11 PROCEEDING RESULTED IN THE ADJUSTMENTS TO REFLECT THE CREATION OF A NEW REPORTING ENTITY WITHOUT ANY ACCUMULATED DEFICIT AND WITH CAI'S ASSETS AND LIABILITIES RESTATED TO THEIR ESTIMATED FAIR VALUE.

 ITEM 1. FINANCIAL STATEMENTS.

                          CAI WIRELESS SYSTEMS, INC.
                          Consolidated Balance Sheets

                                                           Reorganized Company      |      Predecessor Entity
                                                           DECEMBER 31, 1998(a)     |        MARCH 31, 1998
                                                           --------------------     |        --------------
                                                               (Unaudited)          |
                                                                                    |
                                                                                    |
         ASSETS                                                                     |
Cash and cash equivalents                                     $   1,785,185         |        $   1,275,020
Restricted cash and cash equivalents                             19,293,330         |            9,134,651
Debt service escrow                                                       -         |           16,418,922
Subscriber accounts receivable, net                                 456,768         |              387,144
Prepaid expenses                                                    606,863         |              661,669
Property and equipment, net                                      38,505,017         |           49,898,337
Wireless channel rights, net                                    201,321,434         |          194,050,792
Investment in CS Wireless Systems, Inc.                                   -         |           43,337,527
Investment in TelQuest Satellite Services LLC                       293,240         |            3,174,732
Goodwill, net of accumulated amortization                                 -         |           22,985,876
Debt financing costs, net                                         3,852,083         |            7,079,424
Reorganization value in excess of amounts allocable                                 |
   to identifiable assets, net                                   37,161,629         |                    -
Other assets                                                      2,565,313         |            3,061,780
                                                               ------------         |         ------------
Total Assets                                                  $ 305,840,862         |        $ 351,465,874
                                                              =============         |        =============
                                                                                    |
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                      |
LIABILITIES                                                                         |
  Accounts payable                                            $   2,148,548         |        $   4,852,091
  Accrued expenses                                               10,094,731         |            8,094,763
  Wireless channel rights obligations                             2,825,225         |            4,832,971
  Interim debt financing                                         63,780,761         |           45,000,000
  Notes payable                                                 106,456,285         |          312,088,506
                                                               ------------         |          -----------
                                                                185,305,550         |          374,868,331
                                                               ------------         |          -----------
                                                                                    |
COMMITMENTS AND CONTINGENCIES                                                       |
                                                                                    |
SHAREHOLDERS' EQUITY (DEFICIT)                                                      |
  Preferred stock, no shares outstanding                                 -          |                    -
  Common stock:                                                                     |
    40,543,039 no par value shares outstanding as of                                |
     March 31,1998; canceled as of October 14, 1998                      -          |          275,770,764
    17,241,379 new $.01 par value shares issued and                                 |
     outstanding as of December 31, 1998                           172,414          |                    -
  Additional paid-in capital                                   137,718,131          |          101,711,759
  Accumulated deficit (b)                                      (17,355,233)         |         (400,884,980)
                                                              ------------          |         ------------
                                                               120,535,312          |          (23,402,457)
                                                              ------------          |          -----------
                                                                                    |
Total Liabilities and Shareholders' Equity (Deficit)          $305,840,862          |         $351,465,874
                                                              ============                    ============


(a)  Reorganized as of October 15, 1998.  See Note 2 of the notes to consolidated financial statements.
(b)  Accumulated deficit of $415,434,847, net of a $85,355,624 extraordinary gain from the extinguishment of debt in the reorganization, was eliminated as of October 14, 1998.  The accumulated deficit shown at December 31,
     1998 is for the period from October 15, 1998 to December 31, 1998.

                                      See notes to consolidated financial statements.





                          CAI WIRELESS SYSTEMS, INC.
                     Consolidated Statements of Operations
                                  (unaudited)

                                         REORGANIZED COMPANY    |              PREDECESSOR ENTITY
                                         ---------------------  |  ------------------------------------------
                                              Period from       |       Period from
                                         October 15, 1998 to    |     April 1, 1998 to       Nine Months Ended
                                         December 31, 1998(a)   |    October 14, 1998(c)     December 31, 1997
                                         --------------------   |    -------------------     ------------------
                                                                |
Revenues                                   $  3,490,526         |        $ 11,481,498           $ 21,977,384
                                           ------------         |         -----------           ------------
Costs and expenses:                                             |
   Programming and licensing                  2,761,446         |           8,099,445             10,973,934
   General and administrative                 3,905,633         |          11,660,357             23,115,093
   Depreciation and amortization              6,943,667         |          14,663,560             26,152,839
                                           ------------         |        ------------           ------------
                                             13,610,746         |          34,423,362             60,241,866
                                           ------------         |        ------------           ------------
                                                                |
     Operating loss                         (10,120,220)        |         (22,941,864)           (38,264,482)
                                           ------------         |        ------------           ------------
                                                                |
Other income (expense):                                         |
   Interest expense                         (6,611,422)         |         (18,243,038)           (40,128,505)
   Equity in losses of affiliates             (735,053)         |         (45,483,966)           (23,118,008)
   Reorganization expense                            -          |         (17,101,383)                     -
   Interest and other income                   111,462          |           3,864,780              2,974,426
                                           -----------          |        ------------           ------------
                                            (7,235,013)         |         (76,963,607)           (60,272,087)
                                           -----------          |        ------------           ------------
                                                                |
     Loss before extraordinary item        (17,355,233)         |         (99,905,471)           (98,536,569)
                                                                |
Extraordinary gain from early                                   |
   extinguishment of debt                            -          |          85,355,624                      -
                                           -----------          |        ------------           ------------
                                                                |
Net loss                                   (17,355,233)         |         (14,549,847)           (98,536,569)
                                                                |
Preferred stock dividends                            -          |                   -            (11,125,453)
                                          ------------          |        ------------           ------------
                                                                |
     Net loss applicable to                                     |
       common shareholders               $ (17,355,233)         |       $ (14,549,847)         $(109,662,022)
                                          ============          |        ============           ============
                                                                |
Basic and diluted loss per new                                  |
     common share(b)                          $  (1.01)         |
                                              ========          |
Weighted average new common                                     |
     shares outstanding                     17,241,379          |
                                           ===========          |


(a)  Reorganized as of October 15, 1998.  See Note 2 of the notes to consolidated financial statements.
(b)  Share data for the pre-reorganization periods are not presented as the amounts are not meaningful.
(c)  Contractual interest of $4,956,347 was not recorded for the period July 30, 1998, the date
     CAI voluntarily filed its Chapter 11 bankruptcy petition, through October 14, 1998, the date of the bankruptcy consummation, in accordance with SOP 90-7 since contractual interest was an unsecured unallowed claim in the bankruptcy proceeding.


                          See notes to consolidated financial statements

                          CAI WIRELESS SYSTEMS, INC.
                     Consolidated Statements of Operations
                                  (unaudited)

                                         REORGANIZED COMPANY    |              PREDECESSOR ENTITY
                                         ---------------------  |  ------------------------------------------
                                              Period from       |       Period from
                                         October 15, 1998 to    |    October 1, 1998 to      Three Months Ended
                                         December 31, 1998(a)   |    October 14, 1998(c)     December 31, 1997
                                         --------------------   |    -------------------     ------------------
                                                                |
Revenues                                   $  3,490,526         |        $    629,342          $  6,591,341
                                           ------------         |         -----------          ------------
Costs and expenses:                                             |
   Programming and licensing                  2,761,446         |             493,417             3,702,771
   General and administrative                 3,905,633         |             641,405             8,343,478
   Depreciation and amortization              6,943,667         |           1,026,250            10,245,751
                                           ------------         |         -----------          ------------
                                             13,610,746         |           2,161,072            22,292,000
                                           ------------         |         -----------          ------------
                                                                |
     Operating loss                         (10,120,220)        |          (1,531,730)          (15,700,659)
                                           ------------         |        ------------          ------------
                                                                |
Other income (expense):                                         |
   Interest expense                          (6,611,422)        |            (184,256)          (17,198,770)
   Equity in losses of affiliates              (735,053)        |            (192,111)           (9,378,008)
   Reorganization expense                             -         |         (13,146,175)                    -
   Interest and other income                    111,462         |               8,164             1,351,399
                                            -----------         |        ------------          ------------
                                             (7,235,013)        |         (13,514,378)          (25,225,379)
                                            -----------         |        ------------          ------------
                                                                |
     Loss before extraordinary item         (17,355,233)        |         (15,046,108)          (40,926,038)
                                                                |
Extraordinary gain from early                                   |
   extinguishment of debt                             -         |          85,355,624                     -
                                            -----------         |        ------------          ------------
                                                                |
Net income (loss)                           (17,355,233)        |          70,309,516           (40,926,038)
                                                                |
Preferred stock dividends                             -         |                   -            (3,850,594)
                                           ------------         |        ------------          ------------
                                                                |
     Net income (loss) applicable to                            |
       common shareholders                $ (17,355,233)        |       $  70,309,516         $ (44,776,632)
                                           ============         |        ============          ============
                                                                |
Basic and diluted loss per new                                  |
     common share(b)                         $  (1.01)          |
                                             ========           |
Weighted average new common                                     |
     shares outstanding                      17,241,379         |
                                            ===========         |


(a)  Reorganized as of October 15, 1998.  See Note 2 of the notes to consolidated financial statements.
(b)  Share data for the pre-reorganization periods are not presented as the amounts are not meaningful.
(c)  Contractual interest of $462,664 was not recorded for the period October 1, 1998, through
     October 14, 1998, in accordance with SOP 90-7 since contractual interest from the date CAI voluntarily filed its Chapter 11 bankruptcy petition, July 30, 1998, to the date of bankruptcy consummation, October 14,
     1998, was an unsecured unallowed claim in the bankruptcy proceeding.


                          See notes to consolidated financial statements





                            CAI WIRELESS SYSTEMS, INC.

                 Consolidated Statements of Shareholders' Equity (Deficit)
       Periods Ended December 31, 1998 (unaudited) and October 14, 1998 (unaudited)
                    and the Years Ended March 31, 1998 and 1997



                                                                                ADDITIONAL
                                                     COMMON STOCK                 PAID-IN      ACCUMULATED
                                                 SHARES          AMOUNT           CAPITAL        DEFICIT           TOTAL
                                                 ------          ------         -----------    -----------     ----------------
PREDECESSOR ENTITY:
Balance at March 31, 1997                         40,540,539    $275,769,414    $          -   $(161,079,224)     $114,690,190
Common stock issued in exchange for
   Bell Atlantic warrants                              2,500           1,350               -               -             1,350
Senior preferred stock and accumulated
   dividends contributed to capital
   pursuant to the Bell Atlantic
   termination agreement on March 3, 1998                  -               -     101,711,759               -      101,711,759
Preferred stock dividends                                  -               -               -     (13,891,025)     (13,891,025)
Net loss for the year                                      -               -               -    (225,914,731)    (225,914,731)
                                                  ----------     -----------     -----------    ------------      -----------
Balance at March 31, 1998                         40,543,039     275,770,764     101,711,759    (400,884,980)     (23,402,457)
Net loss for the period from April 1, 1998
   to October 14, 1998, including an extraordinary
   gain of $85,355,624                                     -               -               -     (14,549,847)     (14,549,847)
Eliminate predecessor equity accounts and
   fair value assets in connection with
   fresh-start accounting:
      Cancel common shares (no par value)
        and restate the accumulated deficit      (40,540,039)   (275,770,764)   (101,711,759)    377,482,523                -
      Issue new common shares,
        par value $.01                            15,000,000         150,000     119,814,776               -      119,964,776
      New shares issued in connection
        with the exit facility                     2,241,379          22,414      17,903,355               -       17,925,769
      Record excess of reorganization
        value over identifiable assets                     -               -               -      37,952,304       37,952,304
                                                  ----------     -----------     -----------     -----------      -----------
Balance at October 14, 1998                       17,241,379         172,414     137,718,131               -      137,890,545
REORGANIZED COMPANY:
Net loss for the period from October 15,
   1998 to December 31, 1998                               -               -               -     (17,355,233)     (17,355,233)
                                                  ----------     -----------     -----------     -----------      -----------
Balance at December 31, 1998                      17,241,379     $   172,414    $137,718,131    $(17,355,233)    $120,535,312
                                                  ==========     ===========    ============    ============     ============

                See notes to consolidated financial statements.

                          CAI WIRELESS SYSTEMS, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                              REORGANIZED COMPANY  |         PREDECESSOR ENTITY
                                                              -------------------  |--------------------------------------
                                                                   Period from     |   Period from
                                                               October 15, 1998 to | April 1, 1998 to    Nine Months Ended
                                                               December 31, 1998(a)| October 14, 1998    December 31, 1997
                                                               ------------------- | ----------------    -----------------
                                                                                   |
CASH FLOWS FROM OPERATING ACTIVITIES                                               |
Net loss                                                         $  (17,355,233)   | $  (14,549,847)      $ (98,536,569)
Adjustments to reconcile net loss to                                               |
  net cash used in operating activities:                                           |
Extraordinary gain on early extinguishment of debt                            -    |    (85,355,624)                  -
    Depreciation and amortization                                     6,152,992    |     14,663,560          26,152,839
    Reorganization expense                                                    -    |     10,795,636                   -
    Amortization of reorganization value in excess                                 |
       of amounts allocable to identifiable assets                      790,675    |              -                   -
    Equity in losses of affiliates                                      735,053    |     45,483,966          23,118,008
    Gain (loss) on sale of assets                                         1,999    |     (2,543,327)           (538,307)
    Debt financing costs and discount amortization                                 |
       and accretion                                                  4,536,684    |      1,407,539           8,263,013
    Write-off of projects and other costs                                     -    |              -             633,952
    Changes in assets and liabilities:                                             |
      Subscriber accounts receivable and other assets                   635,424    |       (413,230)           (289,644)
      Accounts payable and accrued expenses                          (3,143,358)   |      4,263,245          12,605,498
                                                                    -----------    |    -----------         -----------
                  Net cash used in operating activities              (7,645,764)   |    (26,248,082)        (28,591,210)
                                                                    -----------    |    -----------         -----------
                                                                                   |
CASH FLOWS FROM INVESTING ACTIVITIES                                               |
    Purchase of wireless channel rights                                       -    |       (110,000)         (2,221,096)
    Purchase of property and equipment                                  (24,961)   |       (991,649)         (6,336,574)
    Proceeds from sale of equipment                                     135,718    |      4,810,018             178,759
    Proceeds from sale of investments                                   103,744    |              -             626,937
    Proceeds from maturity of escrow investments                              -    |     16,472,495          15,083,943
    Payments received from CS Wireless Systems, Inc.                    331,231    |              -           3,529,689
    Investment in affiliates                                                  -    |       (411,567)         (3,138,797)
    Loan to related parties, net of collections                               -    |              -            (297,440)
    Cash paid for investment                                                  -    |              -            (356,025)
    Other                                                              (167,458)   |        (81,527)                  -
                                                                   ------------    |    -----------         -----------
    Net cash provided by investing activities                           378,274    |     19,687,770           7,069,396
                                                                   ------------    |    -----------         -----------
                                                                                   |
CASH FLOWS FROM FINANCING ACTIVITIES                                               |
    Increase (decrease) in restricted cash account                    7,864,252    |    (18,022,931)                  -
    Proceeds from interim debt financing                                      -    |     26,847,439          20,793,979
    Repayment of senior and other debt including                                   |
      wireless channel rights obligations                              (150,644)   |     (2,073,704)         (2,608,004)
    Debt financing costs paid                                                 -    |       (126,445)         (4,965,643)
                                                                   ------------    |    -----------        ------------
    Net cash provided by financing activities                         7,713,608    |      6,624,359          13,220,332
                                                                   ------------    |    -----------        ------------
Net increase (decrease) in cash and cash equivalents                    446,118    |         64,047          (8,301,482)
                                                                                   |
Cash and cash equivalents, beginning of year                          1,339,067    |      1,275,020          10,471,918
                                                                   ------------    |    -----------        ------------
Cash and cash equivalents, end of period                           $  1,785,185    |   $  1,339,067        $  2,170,436
                                                                   ============    |   ============        ============
Cash payments during the period for interest                           $ 11,869    |   $ 17,028,872        $ 18,038,893
                                                                       ========    |   ============        ============

(a)  Reorganized as of October 15, 1998.  See Note 2 of the notes to consolidated financial statements.

                See notes to consolidated financial statements

                CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. The Company does not have comprehensive income pursuant to Statement of Financial Accounting Standards No. 130 for the periods presented and, accordingly, a comprehensive income disclosure has not been included. CAI Wireless Systems, Inc. and one of its subsidiaries emerged from a pre-packaged Chapter 11 bankruptcy on October 14, 1998.

      The consolidated financial statements include the accounts of CAI Wireless Systems, Inc. and its wholly-owned subsidiaries (the "Company" or "CAI"). All intercompany transactions have been eliminated in consolidation. CAI has a 94% investment (as of December 2, 1998) in CS Wireless Systems, Inc. ("CS"). CS has retained CIBC Oppenheimer Corp. ("CIBC") to serve as its financial advisor. CS and CIBC have begun to evaluate available options with respect to the capitalization of CS, including financial restructuring alternatives. As a consequence, CAI's investment in CS is accounted for on the equity method. CAI also has a 30% investment in TelQuest Satellite Services LLC ("TelQuest"), excluding the 30% interest in TelQuest held by CS. CAI's investment in TelQuest is accounted for on the equity method. Current summarized financial information regarding CS Wireless is presented in Note 5. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for interim periods have been included. Certain items in the prior period financial statements have been reclassified to conform with the current period's presentation. Operating results for the periods from October 15, 1998 to December 31, 1998 ("Reorganized Company") and from April 1, 1998 to October 14, 1998 ("Predecessor Entity") are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. The unaudited financial statements presented herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1998 which is on file with the Securities and Exchange Commission.

FRESH-START REPORTING. Financial accounting during a Chapter 11 proceeding is prescribed in the American Institute of Certified Public Accountants' Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The emergence from the Chapter 11 proceeding resulted in the creation of a new reporting entity without any accumulated deficit and with the Company's assets and liabilities restated to their estimated fair values (see note 2). Due to the application of fresh-start reporting, the financial statements for periods after the reorganization are not comparable in all respects to the financial statements for periods prior to the reorganization, primarily with respect to depreciation and amortization.

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS. Reorganization value approximates the amount a willing buyer would pay for the assets of a company immediately after a restructuring. The reorganization value in excess of amounts allocable to identifiable assets (total assets after adjusting to fair value) is amortized over 10 years. Accumulated amortization at December 31, 1998 is $790,675.

SEGMENT REPORTING. The Company adopted SFAS No. 131, "Disclosures about segments of an enterprise and related information." SFAS No. 131 requires that public companies report operating segments based upon how management allocates resources and assesses performance. Based on the criteria outlined in SFAS No. 131, the Company is comprised of a single reportable segment-distribution of wireless cable television subscription services. Accordingly, no additional disclosure is required by the Company to conform to the requirements of SFAS No. 131.

RESTRUCTURING COSTS.   The  Company  has  revised its March 31, 1998 financial
statements to reflect financial restructuring fees which relate to a subsequent period but which are immaterial.

Note 2.  GOING CONCERN AND CHAPTER 11 REORGANIZATION.

Going Concern.

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

      On July 30, 1998, CAI and one of its wholly-owned subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The CAI reorganization plan, which provided for the restructuring of certain amounts of CAI's long-term indebtedness, was confirmed on September 30, 1998 and consummated on October 14, 1998. Under the confirmed reorganization plan, each holder of CAI's 12.25% senior notes due 2002 received, in full satisfaction of its claim against CAI as a holder of senior notes, a pro-rata portion of $212,909,624 aggregate principal amount at maturity ($100 million aggregate discounted principal amount at issuance) of 13% senior notes due 2004, 91% of the equity of reorganized CAI and approximately $16.5 million in cash. The 12.25% senior notes have been extinguished and certificates for such notes represent solely the right to receive the pro-rata share of the distribution contemplated by the CAI reorganization plan to be made on account of such previously-held senior notes. The reorganization plan also provided that each holder of subordinated indebtedness claims against CAI receive, in full satisfaction of its claim against CAI as a holder of a subordinated indebtedness claim, a pro-rata portion of the remaining 9% of the equity of reorganized CAI. The subordinated indebtedness claims against CAI have been extinguished and notes previously representing such claims represent solely the right to receive the pro-rata share of the distribution contemplated by the CAI reorganization plan to be made on account of such previously-held subordinated indebtedness claims. All equity received by the holders of 12.25% senior notes and subordinated indebtedness claims was diluted by equity reserved for issuance upon the exercise of options granted to members of CAI's senior management and for equity issued in connection with the exit facility.

      In connection with the reorganization, the Company recorded an extraordinary gain of $85.4 million reflecting the extinguishment of debt. Long-term notes totaling approximately $308 million, including the interest accrued thereon and associated issuance costs, were replaced with $100 million aggregate principal amount at issuance of 13% senior notes, equity of CAI, and cash from the debt escrow account. The consolidated balance sheet reflects the 13% senior notes, together with accreted interest thereon from October 15, 1998 to December 31, 1998.

      In determining the post-confirmation going concern enterprise value, CAI's financial advisors performed a variety of generally accepted valuation techniques. The three primary methodologies used were: (1) comparable public company analysis ("Comparables"), (2) discounted cash flow ("DCF") and (3) comparable mergers and acquisitions analysis ("M&A"). The Comparables approach included comparisons with five similar companies and detailed multi-year financial comparisons. Specifically, the total enterprise value for each company was compared to its respective estimated gross line-of-sight households. The DCF value represents the present value of unlevered, after-tax cash flows. The basis for the DCF was the Company's ten-year projections in the provision of fixed wireless video and two-way voice and data services on a wholesale basis to prospective strategic partners. An effective tax rate of 40% was estimated, and a discount rate of 25% was applied to the cash flows, reflective of the estimated high degree of risk associated with the business plan. In addition, a terminal value was determined by assuming the sale of the business at the end of the time period. The terminal value multiple of ten was used. The M&A approach included evaluation of a series of transactions involving companies in the wireless cable industry. Seven transactions between 1996 and 1997 were considered. Based upon the analyses, the assumptions made and matters considered, the post-confirmation going concern enterprise value of CAI was estimated to be $293 million.

      Reorganization expense recorded by CAI prior to consummation of the reorganization plan consisted of the following for the period from April 1, 1998 to October 14, 1998:

      Professional fees and other expenses
         related to the Chapter 11 proceedings                   $ 6,305,747
      Adjustment of assets and liabilities to fair value          10,795,636
                                                                  ----------
                                                                  17,101,383
                                                                  ==========

      The effects of the CAI reorganization plan and the application of fresh-start reporting on CAI's Consolidated Balance Sheet at October 15, 1998 are as follows:

                                  Predecessor Entity                      Debt           Fresh-Start     Reorganized CAI
                                   OCTOBER 14, 1998     EXIT FINANCING    DISCHARGE      ADJUSTMENTS     OCTOBER 15, 1998
                                  ------------------    --------------    ----------     -----------     ----------------
ASSETS
Cash and cash equivalents           $   1,339,067         $          -    $          -    $          -      $  1,339,067
Restricted cash and cash
  equivalents                          11,204,249           15,953,333               -               -        27,157,582
Debt service escrow                    16,971,807                    -     (16,971,807)              -                 -
Subscriber receivables, net               701,635                    -               -               -           701,635
Prepaid expenses                          549,100                    -               -               -           549,100
Property and equipment, net            40,982,272                    -               -         263,526        41,245,798
Wireless channel rights, net          187,249,998                    -               -      17,112,933       204,362,931
Investment in CS Wireless
   Systems, Inc.                                -                    -               -               -                 -
Investment in TelQuest
   Satellite Services LLC               1,220,404                    -               -               -         1,220,404
Other investments                               -                    -               -               -                 -
Goodwill, net                          21,997,237                    -               -     (21,997,237)                -
Reorganization value in
   excess of amounts
   allocable to identifiable
   assets                                       -                    -               -      37,952,304        37,952,304
Debt financing costs, net               5,781,300            4,300,000               -      (5,781,300)        4,300,000
Other assets                            3,059,931                    -               -        (393,558)        2,666,373
                                     ------------          -----------    ------------     -----------       -----------
Total Assets                        $ 291,057,000         $ 20,253,333    $(16,971,807)   $ 27,156,668      $321,495,194
                                    =============         ============    ============    ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
 Accounts payable                   $  3,125,495          $   (600,000)     $        -    $          -      $  2,525,495
 Accrued expenses                      9,170,546             2,500,000               -         647,224        12,317,770
 Accrued interest                     16,145,874            (1,646,667)    (14,499,207)              -                 -
 Wireless channel rights
   obligations                         2,922,100                     -               -               -         2,922,100
 Interim debt financing               60,000,000             2,074,231               -               -        62,074,231
 Senior notes                        311,558,053                     -    (207,793,000)              -       103,765,053
                                    ------------          -----------     ------------     -----------       -----------
 Total Liabilities                   402,922,068             2,327,564    (222,292,207)        647,224       183,604,649
                                   =============          ============    ============    ============      ============

Shareholders' Equity (Deficit)
 Preferred stock                              -                      -               -               -                 -
 Common stock                       275,770,764                 22,414         150,000    (275,770,764)          172,414
 Additional paid-in capital         101,711,759             17,903,355     119,814,776    (101,711,759)      137,718,131
 Accumulated deficit               (489,347,591)                     -      85,355,624     403,991,967                 -
                                   ------------            -----------    ------------     -----------       -----------
   Total Shareholders'
     Equity (Deficit)              (111,865,068)            17,925,769     205,320,400      26,509,444       137,890,545
                                   ------------            -----------    ------------     -----------       -----------

Total Liabilities and
  Shareholders' Equity
  (Deficit)                        $291,057,000           $ 20,253,333   $ (16,971,807)   $ 27,156,668      $321,495,194
                                   =============          ============    ============    ============      ============


                    CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE 3. INTERIM FINANCING.

EXIT FACILITY. On October 14, 1998, in connection with consummating CAI's Reorganization Plan, the Company obtained an $80,000,000 credit facility (the "exit facility") from Merrill Lynch Global Allocation Fund, Inc. ("MLGAF").
The Company received net proceeds from the exit facility of $15,953,000, after repaying all outstanding amounts under the debtor-in-possession credit facility (the "DIP facility") provided to the Company by MLGAF during the Company's Chapter 11 case, and certain commitment fees associated with the exit facility. The exit facility is governed by the terms of a note purchase agreement dated October 14, 1998 (the "NPA"), a copy of which was filed by the Company with the Commission as an exhibit to the Company's Current Report on 8-K dated October 15, 1998.

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

      The Company issued 2,241,379 shares of its common stock, par value $.01 per share (the "new common stock") to MLGAF as additional consideration to MLGAF for providing the exit facility. The shares issued to MLGAF represent 13% of the total new common stock issued and outstanding on October 14, 1998. The value of the new stock is reflected as an unamortized discount to the exit
facility and accreted over the life of the exit facility.   The foregoing is a
summary of certain terms of the exit facility and is qualified in its entirety by reference to the NPA.

NOTE 4.  LITIGATION.

      In Re CAI Wireless Systems Inc. Securities Litigation. CAI and certain individuals had been named in six class action lawsuits alleging various violations of the federal securities laws filed in the United States District Court for the Northern District of New York. The actions were consolidated into one lawsuit entitled IN RE CAI WIRELESS SYSTEMS, INC. SECURITIES LITIGATION (96-CV-1857) (the "Securities Lawsuit"), which is currently pending in the Northern District of New York against Jared E. Abbruzzese, chairman and chief executive officer of the Company, John J. Prisco, a former president, chief operating officer and director of the Company, and Alan Sonnenberg, a former president and director of the Company. The amended, consolidated complaint alleges a variety of violations of the anti-fraud provisions of the Federal securities laws by CAI arising out of its alleged disclosure (or alleged omission from disclosure) regarding its Internet and other flexible use of MMDS spectrum, as well as its business relationship with Bell Atlantic and NYNEX. Specifically, the complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 promulgated under the Exchange Act during the specified Class Period (May 23, 1996 through December 6, 1996).

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

NOTE 5.  EQUITY INVESTMENTS.

CS WIRELESS SYSTEMS, INC. The elimination of the Company's investment in CS reflects equity losses limited to the extent of its investment since CAI does not guarantee any CS debt. CS' net loss of $100,762,000 for the nine-month period ended September 30, 1998 included a $46,378,000 writedown of goodwill. CAI's ownership interest in CS increased to approximately 94% as a result of the December 2, 1998 purchase by the Company of 3,836,035 shares of CS common stock held by Nucentrix Broadband Networks, Inc. ("Nucentrix," formerly known as Heartland Wireless Communications, Inc.). Subsequent to the purchase, CS redeemed the shares of CS common stock purchased by the Company from Nucentrix. At December 31, 1998, CAI held 6,421,166 shares of CS common stock, representing approximately 94% of the issued and outstanding common stock of CS.

      CS has retained CIBC to serve as its financial advisor. CS and CIBC have begun to evaluate available options with respect to the capitalization of CS, including financial restructuring alternatives. As a consequence, CAI's investment in CS is accounted for on the equity method.

      The following is an unaudited condensed consolidated balance sheet of CS derived from its September 30, 1998 Form 10-Q:

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
                                                           ============

The following are unaudited condensed consolidated statements of operations of CS derived from its September 30, 1998 Form 10-Q for the periods presented:

                                                Quarter Ended              Nine Months Ended
                                              SEPTEMBER 30, 1998           SEPTEMBER 30, 1998
                                              ------------------           ------------------

Revenues                                          $ 6,448,000                  $ 20,076,000
                                                   ----------                   -----------
Operating expenses:
 Systems operations                                 4,094,000                    12,019,000
 Selling, general and administrative                4,500,000                    13,602,000
 Impairment of goodwill                                     -                    46,378,000
 Depreciation and amortization                      7,062,000                    22,003,000
                                                   ----------                   -----------
   Total operating expenses                        15,656,000                    94,002,000
                                                   ----------                   -----------
     Operating loss                                (9,208,000)                  (73,926,000)

Interest income                                       803,000                     2,746,000
Interest expense                                   (8,765,000)                  (25,657,000)
Equity in losses of affiliates                       (292,000)                   (2,057,000)
Cumulative effect of change in accounting
  principle for organizational costs                        -                    (1,868,000)
                                                   ----------                   -----------

     Net loss                                    $(17,462,000)                $(100,762,000)
                                                  ===========                  ============

      TELQUEST SATELLITE SERVICES LLC. The Company's investment in TelQuest reflects an equity loss of $2,194,000 based on CAI's pro-rata share of TelQuest's net losses approximating $6,040,000 for the nine months ended December 31, 1998 plus an adjustment for CAI's ownership which increased as of December 8, 1997 to 30% based on a non-exclusivity agreement signed as of that date. Additionally, the investment has been reduced by $625,000 in depreciation on the equipment leased to TelQuest. As of December 31, 1998, TelQuest has
negative net worth of $7,504,000.   The Company's investment in TelQuest
excludes a 30% ownership interest in TelQuest held by CS.

NOTE 6.  RESIGNATION OF AUDITORS.

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

      In connection with its audits for the two most recent fiscal years and through July 30, 1998, there have been no disagreements with Coopers & Lybrand L.L.P. or PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Coopers & Lybrand L.L.P. would have caused them to make reference thereto in their report on the financial statements for such years. During the two most recent fiscal years and through July 30, 1998, there have been no reportable events (as defined in Regulation S-K item 304(a)(1)(v)) involving the Company.

      The Company requested that PWC furnish it with a letter addressed to the SEC stating whether or not PWC agrees with the above statements. A copy of such letter, dated August 6, 1998, was filed as Exhibit 16 to the Company's Current Report on Form 8-K dated August 6, 1998.

NOTE 7.  DEBT OF REORGANIZED COMPANY.

      Reference is made to Notes 2 and 3 above for a description of the October 14, 1998 consummation of CAI's Chapter 11 case and the exit facility that CAI entered into in connection therewith. The following debt is outstanding as of December 31, 1998:

      INTERIM DEBT FINANCING (EXIT FACILITY)
       Senior Secured A Note at 10.5% interest, compounded semi-annually with a first
          priority lien on Company assets                                                  $ 30,000,000
       Senior Secured B Note at 13.0% interest per annum with a second
          priority lien on Company assets                                                    50,000,000
              Less unamortized discount                                                     (16,219,239)
                                                                                            -----------
                        Total interim debt financing                                       $ 63,780,761
                                                                                            ===========


LONG-TERM NOTES
       Senior  debt  of  $100,000,000  accreting at 13% per annum, due
          October 14, 2004:
              Amount due at maturity                                                      $ 212,909,624
              Less unearned discount                                                       (110,165,180)
                                                                                            -----------
                       Principal  and earned interest outstanding as of
                          December 31, 1998                                                 102,744,444
Note:  Principal and interest are payable at maturity.  The senior debt is unsecured.

Acquisition-related notes                                                                     3,708,264
Other                                                                                             3,577
                                                                                            -----------
              Total long-term notes                                                       $ 106,456,285
                                                                                          =============

      The pre and post-reorganization capital structures of the Company are as follows:

                                                   Shares Authorized                       Shares Issued and Outstanding
                                       ---------------------------------------          ------------------------------------
                                          Reorganized           PREDECESSOR                Reorganized         Predecessor
                                            COMPANY                 ENTITY                    COMPANY              ENTITY
   CLASS OF  STOCK                     DECEMBER 31, 1998      March 31, 1998           DECEMBER 31, 1998     MARCH 31, 1998
   ---------------                     -----------------      --------------           -----------------     --------------

PREDECESSOR ENTITY:
Preferred stock -
   14% Senior convertible preferred
   stock, par value $10,000 per share                                  15,000                                           -
                                                                   ----------                                    --------
  Series preferred stock, no par value
     Series A 8% redeemable convertible
       preferred stock, no par value                                  350,000                                           -
     Undesignated                                                   4,650,000                                           -
                                                                   ----------                                    --------
       Total series preferred stock                                 5,000,000                                           -
                                                                   ----------                                    --------
     Voting preferred stock, no par value                           2,000,000                                           -
                                                                   ----------                                    --------
       Total preferred stock                                        7,015,000                                           -
                                                                   ==========                                    ========

Common stock, no par value                                        100,000,000                                  40,543,039
                                                                  ===========                                  ==========
REORGANIZED COMPANY:
Preferred stock, par value $0.01            5,000,000                                             -
                                           ==========                                    ==========
Common stock, par value $0.01  (a)         25,000,000                                    17,241,379
                                           ==========                                    ==========


(a) CAI's post-reorganization common stock, par value $0.01, entitles the holder thereof to one vote per share held. Holders of CAI common stock are entitled to dividends if, as, or when declared out of funds legally available therefore, which consists of current or accumulated earnings. In the event of a liquidation or dissolution, any preferred stock outstanding including accumulated dividends thereon would be satisfied before holders of common stock would receive any distribution. As of December 31, 1998, there were 17,241,379 shares of common stock issued and outstanding.

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

      A confirmation hearing was held in the Bankruptcy Court on September 9, 1998. The Plan was confirmed on September 30, 1998 and consummated on October 14, 1998. Under the confirmed Plan, each holder of the Old Senior Notes received a pro rata portion of $212,909,624 aggregate principal amount at maturity ($100,000,000 aggregate principal amount at issuance) of 13% Senior Notes due 2004 (the "New Senior Notes"), 91% of the equity of reorganized CAI and approximately $16,500,000 in cash. Holders of subordinated indebtedness claims against CAI received a pro rata portion of 9% of the equity of reorganized CAI. CAI recorded an extraordinary gain of $85,355,624 reflecting the extinguishment of debt. The New Senior Notes are governed by that certain Indenture dated as of October 14, 1998 (the "New Senior Notes Indenture") between the Company and State Street Bank and Trust Company, as trustee, a copy of which was filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on October 15, 1998. All equity received by the holders of Old Senior Notes and subordinated indebtedness claims was subsequently diluted by equity reserved for issuance upon the exercise of options granted to members of CAI's senior management and for equity of reorganized CAI issued in connection with the exit facility (defined below).

      The CAI reorganization plan did not provide any recovery for the holders of CAI equity, or holders of claims against CAI based upon or arising out of the purchase or sale of CAI equity securities. Consequently, 40,543,039 shares of CAI common stock, without par value, together with all options and warrants to purchase such common stock, were cancelled on October 14, 1998. CAI issued 15,000,000 shares of CAI common stock, par value $.01 per share, to the holders of the 12.25% senior notes, the 12% subordinated note and the acquisition-related notes. CAI also issued 2,241,379 shares of CAI common stock on October 14, 1998 to Merrill Lynch Global Allocation Fund, Inc. ("MLGAF"), in connection with an $80 million credit facility provided by MLGAF to CAI.

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

      The Company issued 2,241,379 shares of its common stock, par value $.01 per share (the "new common stock") to MLGAF as additional consideration to MLGAF for providing the exit facility. The shares of new common stock issued to MLGAF represent 13% of the total New Common Stock issued and outstanding on October 14, 1998. The value of the new stock is reflected as an unamortized discount to the exit facility and accreted over the life of the exit facility. The foregoing is a summary of certain terms of the exit facility and is qualified in its entirety by reference to the NPA.


                        LIQUIDITY AND CAPITAL RESOURCES

      CAI's primary sources of liquidity are cash flows from operations, trade credit and borrowings under the existing credit facility for the period prior to July 30, 1998, subsequently under the DIP facility and after reorganization on October 14, 1998, the exit facility. Funds provided under these interim financing facilities totalling $26,847,000 were invested in a restricted account controlled by MLGAF and made available to the Company for its operating
requirements in accordance with an approved budget.   During the nine months
ended December 31, 1998 which consists of the period October 15, 1998 to December 31, 1998 and the period from April 1, 1998 to October 14, 1998, CAI expended $33,894,000 on operating activities. In conjunction with the reorganization, the final escrow payment of $16,376,000 was made to holders of the Old Senior Notes. CAI also expended $2,224,000 in debt payments, $856,000 for equipment, and paid $412,000 to TelQuest in fulfillment of its investment obligation. The cash requirements were primarily funded by existing cash balances maintained in the restricted account. At December 31, 1998, CAI had available funds of $21,079,000, of which $19,293,000 was held in the restricted account. CAI is committed through additional open purchase orders as of December 31, 1998 to spend approximately $500,000, primarily for capital expenditures associated with additional development of its two-way and Internet facilities.

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

                             RESULTS OF OPERATIONS

      IMPACT OF FRESH-START REPORTING ON RESULTS OF OPERATIONS. In connection with its emergence from Chapter 11, CAI adopted fresh-start reporting in accordance with Statement of Position ("SOP") 90-7 of the American Institute of Certified Public Accountants. Under fresh-start reporting, the reorganization value of CAI has been allocated to its assets and liabilities on a basis substantially consistent with purchase accounting. The portion of reorganization value not attributable to specific tangible assets has been recorded on the balance sheet as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets." Certain fresh-start reporting adjustments, primarily related to the adjustment of CAI's assets and liabilities to fair market values as of October 14, 1998, the date CAI consummated its Chapter 11 bankruptcy, will have a significant effect on future statements of operations. The more significant adjustments relate to increased amortization expense of the reorganization value in excess of amounts allocable to identifiable assets and of wireless channel rights.

DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997

      For the purpose of this discussion, the nine months ended December 31, 1998 refers to the periods October 15, 1998 to December 31, 1998 and April 1, 1998 to October 14, 1998 and the quarter ended December 31, 1998 refers to the periods October 15, 1998 to December 31, 1998 and October 1, 1998 to October 14, 1998.

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

      In March 1998, the Company sold assets relating to MDUs located in its Washington, DC operating market. Most recently, in September 1998 the Company completed the sale of assets relating to approximately 60 MDUs located in CAI's Philadelphia system (the "Philadelphia MDU Sale") to Mid-Atlantic Telcom Plus, LLC d/b/a OnePoint Communications, a leading operator of satellite master antenna television (SMATV) systems. Consummated under the auspices of the Bankruptcy Court, the Philadelphia MDU Sale generated net proceeds to the Company of approximately $5,000,000, of which $646,000 is currently being held in escrow pending certain post-closing adjustments. The Company expects to use the proceeds from the Philadelphia MDU Sale, as well as proceeds from subsequent sales of non-core assets, for working capital purposes.

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

      Operating expenses were $48,034,000 and $60,242,000 for the nine months
ended December 31, 1998 and 1997, respectively.   The $12,208,000 reduction in
operating expenses for the nine months versus last year's corresponding nine-month period reflects lower technical, customer service and marketing costs and general and administrative approximating $7,549,000 which were in proportion with the decline in subscribers. Programming costs decreased by $754,000 and $2,045,000 for the quarter and nine months ended December 31, 1998, respectively, in proportion with decreased revenues. However, licensing costs were $306,500 and $1,932,000 higher for the quarter and nine months ended December 31, 1998, respectively, due to certain channel payments which had been previously capitalized being currently expensed. The remaining decrease of $4,546,000 reflects lower goodwill amortization relative to the write-down at March 31, 1998, offset in part by greater expense recorded on the Boston digital project, and $791,000 amortization of reorganization value in excess of amounts allocable to identifiable assets.

      Interest expense was $24,854,000 and $40,129,000 for the nine months ended December 31, 1998 and 1997, respectively. The decrease of $10,403,000 in the quarter ended December 31, 1998 compared to the same period last year was due to the consummation of the Company's Chapter 11 case on October 14, 1998 that resulted in a debt reduction of $207,793,000, offset in part by a $20,000,000 increase in interim debt under the exit facility including $1,707,000 of interest expense resulting from the accretion on the exit facility discount. The remaining decrease of $4,872,000 resulted from the cessation of interest on the $307,793,000 debt which was subject to compromise as of July 30, 1998.

      Interest and other income increased by $1,009,000 for the nine months
ended December 31, 1998   compared to the same period last year.  The
$2,642,000 net gain from the Philadelphia MDU Sale was partially offset by the declining interest income on the debt escrow and money market investments.

      Other expense includes reorganization expense of $13,146,175 for the quarter and $17,101,383 for the nine months ended December 31, 1998 relative to the bankruptcy and resulting fresh-start accounting.

      The elimination of the Company's investment in CS reflects equity losses recorded to the extent of its investment (CAI does not guarantee any CS debt). CS' net loss of $100,762,000 for the nine-month period ended September 30, 1998 includes a $46,378,000 write down of goodwill. CAI's ownership interest in CS increased to approximately 94% as a result of the December 2, 1998 purchase by the Company of 3,836,035 shares of CS common stock held by Nucentrix. Subsequent to the purchase, CS redeemed the shares of CS common stock purchased by the Company from Nucentrix. At December 31, 1998, CAI held 6,421,166 shares of CS common stock, representing approximately 94% of the issued and outstanding common stock of CS.

      The extraordinary gain from early extinguishment of debt of $85,355,624 represents the excess of debt forgiven over the amount of debt attributable to issuance of new common stock resulting from consummation of the bankruptcy.

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

      STATE OF READINESS.   The Company's Year 2000 compliance program focuses
on the Company's analog video operations, limited internet operations, and internal business processes, such as accounting. As of December 31, 1998, the inventory, assessment and compliance planning phases for these areas have been materially completed, and remediation, replacement or retirement and testing activities are beginning. The inventory items that were not assessed as Year 2000 compliant and that require action to avoid service impact are to be fixed,
replaced, or retired.   CAI's goal for its accounting services is to have its
accounting software and any other mission critical systems relating directly to the accounting function Year 2000 compliant by April 1, 1999, the beginning of its fiscal year. For all other areas, CAI's goal is to have all mission critical systems Year 2000 compliant by July 1, 1999.

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

         The following exhibits are filed herewith or incorporated by reference as indicated:

                                                                                Incorporation
                                                                                by Reference          Page
     EXHIBIT NO.                          DESCRIPTION                            (SEE LEGEND)       REFERENCE
         2.1         Joint Reorganization Plan of CAI Wireless Systems, Inc.    [3] Exhibit 2.1
                      and Philadelphia Choice Television, Inc.
         3.1         Amended and Restated Certificate of Incorporation of       [1] Exhibit 3.1
                      CAI
         3.2         Amended and Restated Bylaws of CAI                         [1] Exhibit 3.2
         3.3         Certificate Amending the Amended and Restated              [7] Exhibit 3.1
                      Certificate of Incorporation of CAI
         4.1         Amended and Restated Note Purchase Agreement dated as      [2] Exhibit 4.1
                      of July 30, 1998 between Registrant and Merrill Lynch
                      Global Allocation Fund, Inc.
         4.2         Indenture dated as of October 14, 1998 between CAI         [3] Exhibit 4.1
                      and State Street Bank and Trust Company governing
                      CAI's 13% Senior Notes due 2004
         4.3         Note Purchase Agreement dated as of October 14, 1998       [3] Exhibit 4.2
                      by and between CAI and Merrill Lynch Global
                      Allocation Fund, Inc.
         4.4         Senior Secured A Note in the principal amount of $30       [3] Exhibit 4.3
                      million due October 14, 2000
         4.5         Senior Secured B Note in the principal amount of $50       [3] Exhibit 4.4
                      million due October 14 2000
         4.6         Registration Rights Agreement dated as of October 14,      [7] Exhibit 4.1
                      1998 by and among CAI, Merrill Lynch Global
                      Allocation Fund, Inc. and Merrill Lynch
                      Equity/Convertible Series Fund (Global Allocation
                      Portfolio)
        10.1         1998 Outside Directors' Stock Option Plan                  [9] Exhibit 10.1
        10.2         1998 Stock Option Plan                                     [9] Exhibit 10.2
        10.3         Amended and Restated Employment Agreement dated as of      [9] Exhibit 10.3
                      October 14, 1998 between CAI and Jared E. Abbruzzese
        10.4         Amended and Restated Employment Agreement dated as of      [9] Exhibit 10.4
                      October 14, 1998 between CAI and James P. Ashman
        10.5         Amended and Restated Employment Agreement dated as of      [9] Exhibit 10.5
                      October 14, 1998 between CAI and Gerald Stevens-
                      Kittner
        10.6         Amended and Restated Employment Agreement dated as of      [9] Exhibit 10.6
                      October 14, 1998 between CAI and Bruce Kostreski
        10.7         Amended and Restated Employment Agreement dated as of      [9] Exhibit 10.7
                      October 14, 1998 between CAI and Derwood Edge
        16.          Letter by PricewaterhouseCoopers to Securities and         [4] Exhibit 16.
                      Exchange Commission dated August 6, 1998
<dagger>27.          Financial Data Schedule
        99.1         Disclosure Statement dated as of June 30, 1998             [5] Exhibit 99.1
        99.2         Disclosure Statement Supplement dated as of July 15,       [6] Exhibit 99.1
                      1998
        99.3         Interim Order Authorizing Postpetition Financing           [2] Exhibit 99.1
        99.4         Press Release dated July 30, 1998                          [2] Exhibit 99.2
        99.5         Pro Forma Balance Sheet Giving Effect to the               [7] Exhibit 99.1
                      Company's Reorganization Plan as if it had occurred
                      on September 30, 1998
        99.6         Revised Pro Forma Balance Sheet Giving Effect to the       [8] Exhibit 99.1
                      Company's Reorganization Plan as if it had occurred
                      on September 30, 1998

LEGEND

[1] Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for September 30, 1995.
[2] Incorporated by reference to the exhibit to the Company's Current Report on
    Form 8-K dated August 3, 1998.
[3] Incorporated by reference to the exhibit to the Company's Current Report on Form 8-K dated October 15, 1998.
[4] Incorporated by reference to the exhibit to the Company's Current Report on
    Form 8-K dated August 6, 1998.
[5] Incorporated by reference to the exhibit to the Company's Current Report on
    Form 8-K dated July 1, 1998.
[6] Incorporated by reference to the exhibit to the Company's Current Report on
    Form 8-K dated July 16, 1998.
[7] Incorporated by reference to the exhibit to the Company's Quarterly Report on Form 10-Q for September 30, 1998.
[8] Incorporated by reference to the exhibit to the Company's Quarterly Report on Form 10-Q/A for September 30,1998, filed with the Commission on June 29, 1999.
[9] Incorporated by reference to the exhibit to the Company's Quarterly Report on Form 10-Q for December 31, 1998.
<dagger> Filed herewith.

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














