Form 10-K
period 1999-03-31
CAI WIRELESS SYSTEMS INC
filed 1999-06-30
CIK 914749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________

                         Commission file number 0-22888

                           CAI WIRELESS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              Connecticut                                       06-1324691
     (State or other jurisdiction                              (IRS Employer
           of incorporation)                                Identification No.)

18 Corporate Woods Blvd., Third Floor, Albany, NY                  12211
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (518) 462-2632

Securities Registered Pursuant to Section 12(b) of the Act:


       Title of each class             Name of each exchange on which registered
-----------------------------------    ---------------------------------------
             None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $0.01 Per Share
                                (Title of class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  |X|     No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|.

      The aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant at June 21, 1999 was approximately $181,364,233.

      The number of shares of Registrant's Common Stock outstanding on June 21, 1999 was 17,241,379.

                                   PART I

      The statements contained in this Annual Report on Form 10-K, including the exhibits hereto, relating to CAI's future operations may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including CAI's ability to satisfy the various conditions contained in the Agreement and Plan of Merger dated as of April 26, 1999 among CAI, MCI WORLDCOM, Inc. and Cardinal Acquisition Subsidiary Inc., the receipt of regulatory approvals necessary to consummate the merger, the receipt of regulatory approvals necessary to deploy alternative uses of its MMDS spectrum, the assumptions, risks and uncertainties set forth below in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein, as well as other factors contained herein and in CAI's other securities filings. There can be no assurance that the transactions contemplated by the Agreement and Plan of Merger will be consummated on a timely basis, if at all. Furthermore, there can be no assurance that the financing obtained by CAI to date will enable it to meet its future cash needs.

ITEM 1. BUSINESS

Overview

      CAI Wireless Systems, Inc. ("CAI") is a developer, owner and operator of wireless telecommunications transport systems utilizing MMDS spectrum, in terms of number of subscription television subscribers and number of estimated total service area households. CAI currently operates six analog-based subscription video systems in New York City, Rochester and Albany, NY; Philadelphia, PA; Washington, DC, and Norfolk/Virginia Beach, VA. As of March 31, 1999, CAI provided subscription video services to approximately 32,300 subscribers. Additionally, CAI provides high-speed Internet access on a wholesale basis in Boston, New York City and Rochester, New York, utilizing MMDS spectrum. CS Wireless Systems, Inc., a 94%-owned subsidiary ("CS"), currently operates 11 subscription video systems (exclusive of Story City, IA, which is to be transferred to Nucentrix Broadband Networks, Inc. (f/k/a Heartland Wireless Communications, Inc.)) in Bakersfield, CA; Cleveland and Dayton, OH; Dallas, Ft. Worth and San Antonio, TX; Grand Rapids, MI; Cameron/Maysville and Sweet Springs, MO; Nortonville/Effingham, KS and Minneapolis, MN. As of March 31, 1999, CS provided subscription video services to approximately 55,900 subscribers (exclusive of subscribers in the Story City, IA market). CS also provides high speed Internet access in its Ft. Worth and Dallas markets utilizing MMDS spectrum.

      CAI is a Connecticut corporation. Its principal executive offices are located at 18 Corporate Woods Boulevard, 3rd Floor, Albany, New York 12211. CAI's telephone number is (518) 462-2632. CAI also maintains offices at 101 Ponds Edge Drive, Suite 300, Chadds Ford, PA 19317, at which its accounting department is located, and at 2101 Wilson Boulevard, Suite 100, Arlington, VA 22201, at which CAI's engineering and regulatory affairs departments are located.

      CAI's common stock, par value $.01 per share, trades in the over-the-counter market on the electronic bulletin board under the symbol "CWSS." On April 29, 1999, CAI filed a Form 15 to terminate the registration of CAI's shares of common stock under Section 12(g) of the Exchange Act, which will become effective within 90 days thereafter unless withdrawn or denied. Prior to CAI's bankruptcy (described below) CAI's common stock was listed under the symbol "CAWS" on various Nasdaq markets until that common stock was transferred to the electronic bulletin board on January 13, 1998. Immediately prior to filing for bankruptcy, CAI had 40,543,039 shares of common stock issued and outstanding, which shares were cancelled in connection with the consummation of the bankruptcy.

Recent Developments

      Change of Control of CAI. The following description is based entirely upon information contained in a Schedule 13D (the "Schedule 13D") filed by MCI WORLDCOM, Inc., a Georgia corporation ("MCI WorldCom"), with the Securities and Exchange Commission on June 9, 1999 relating to the acquisition of CAI common shares.

      On June 4, 1999, MCI WorldCom acquired 8,284,425 CAI common shares pursuant to a certain purchase and sale agreement (the "First Agreement") dated as of March 23, 1999 between MCI WorldCom and certain sellers (the "First Agreement Parties"). The CAI common shares acquired under the First Agreement represent approximately 48% of the issued and outstanding common stock of CAI. MCI WorldCom has also entered into a second purchase and sale agreement dated as of March 23, 1999 (the "Second Agreement") with certain sellers (the "Second Agreement Parties"). Under the Second Agreement, MCI WorldCom has agreed, subject to certain material conditions, to purchase from the Second Agreement Parties, among other securities, 2,270,715 CAI common shares, representing approximately 13% of the issued and outstanding common shares of CAI. The purchase price for the CAI common shares under these agreements is less than the $28 price per share in the merger, described below.

      MCI WorldCom obtained and will obtain the funds for the purchase of the CAI common shares described herein from its cash on hand and from borrowings under its commercial paper program and a related credit facility. The credit facility was not established specifically to fund the acquisition of the CAI common shares. The facility is a $7 billion 364-Day Revolving Credit Agreement and Term Loan Agreement dated as of August 6, 1998 (the "Facility C Loans") (the "Credit Facility"). There are no unusual or material conditions to be satisfied prior to drawdown under the Credit Facility. The parties to the Credit Facility are MCI WorldCom and NationsBank, N.A. (Arranging Agent and Administrative Agent), NationsBanc Montgomery Securities LLC (Lead Arranger), Bank of America NT & SA, Barclays Bank PLC, The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust Company of New York, and Royal Bank of Canada (Co-Syndication Agents) and the lenders named therein. The Credit Facility provides liquidity support for MCI WorldCom's commercial paper program and is used for other general corporate purposes. The Facility C Loans have a 364-day term, which may be extended for up to two successive 364-day terms thereafter to the extent of the committed amounts from those lenders consenting thereto, with a requirement that lenders holding at least 51% of the committed amounts consent. Additionally, effective as of the end of such 364-day term, MCI WorldCom may elect to convert up to $4 billion of the principal debt outstanding under the Facility C Loans from revolving loans to term loans with a maturity date no later than one year after the conversion.

      The Credit Facility bears interest payable in varying periods, depending on the interest period, not to exceed six months, or, with respect to any Eurodollar Rate borrowing, 12 months if available to all lenders, at rates selected by MCI WorldCom under the terms of the Credit Facility, including a Base Rate or Eurodollar Rate, plus the applicable margin. The applicable margin for the Eurodollar Rate borrowing varies from 0.225% to 0.450% as to Facility C Loans based upon the better of certain debt ratings. The Credit Facility is unsecured but includes a negative pledge of the assets of MCI WorldCom and its subsidiaries (subject to certain exceptions). The Credit Facility requires compliance with a financial covenant based on the ratio of total debt to total capitalization, calculated on a consolidated basis. The Credit Facility requires compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by MCI WorldCom and its subsidiaries, sales of assets and mergers and dissolutions, which covenants are generally less restrictive than those contained in the prior credit facilities and which do not restrict distributions to shareholders, provided MCI WorldCom is not in default under the Credit Facility. The Facility C Loans are subject to annual commitment fees not to exceed 0.12% of any unborrowed portion of the facility.

      MCI WorldCom expects that the business and operations of CAI will be continued substantially as they are currently being conducted, although it plans to evaluate and review CAI's businesses, operations and properties and make such changes as are deemed appropriate in light of the increasing demand for high speed Internet access and additional phone line services and other circumstances as they arise. After the merger (as described), MCI WorldCom expects to explore the possibility of taking steps that would be required to cause CS Wireless Systems, Inc., a 94% owned subsidiary of CAI, to become a wholly owned subsidiary of CAI or MCI WorldCom. Additionally, after the merger, MCI WorldCom expects to take appropriate steps to review and possibly reduce or restructure the outstanding indebtedness of CAI and CS.

      MCI WorldCom has indicated that, except as described below or referred to in the agreements governing the proposed merger, it has no present plans or proposals that would relate to or result in an extraordinary corporate transaction such as a merger, reorganization or liquidation involving CAI or any of its subsidiaries or a sale or other transfer of a material amount of assets of CAI or any of its subsidiaries, any material change in the capitalization or dividend policy of CAI or any other material change in CAI's corporate structure or business or the composition of CAI's board of directors or management.

      Proposed Merger with MCI WorldCom. On April 26, 1999, CAI entered into an Agreement and Plan of Merger dated as of April 12, 1999 (the "Merger Agreement") with MCI WorldCom and Cardinal Acquisition Subsidiary Inc., a wholly-owned subsidiary of MCI WorldCom ("Acquisition"). The Merger Agreement provides for the merger of Acquisition with and into CAI, with CAI becoming a wholly-owned subsidiary of MCI WorldCom. The affirmative vote of at least two-thirds (2/3) of the outstanding CAI common shares is required to approve the Merger Agreement. As a result of the merger, each CAI common share issued and outstanding when the merger becomes effective (other than shares held by CAI, MCI WorldCom, Acquisition and shareholders, if any, who properly exercise their dissenters' rights under Connecticut law) will be converted into the right to receive $28 in cash, without interest. Additionally, CAI has agreed to cause outstanding options and warrants to purchase CAI common shares to become payable for cash, subject to applicable withholding tax, equal to the difference between $28 and the per share exercise price of such options or warrants to the extent such difference is a positive number. The aggregate amount to be paid for outstanding stock options and warrants, if not exercised prior to closing, is $45,130,240.

      On the same date, MCI WorldCom, CAI and Acquisition entered into a Stock Option Agreement (the "Stock Option Agreement") providing MCI WorldCom the option to purchase, under certain circumstances, 6,090,481 authorized but unissued shares of CAI common stock at a price of $28 per share, subject to certain adjustments. The parties entered into the Stock Option Agreement for the purpose of facilitating their efforts to consummate the merger.

      Upon consummation of the transactions contemplated by the Merger Agreement, CAI's common shares will cease to be authorized to be traded on the over-the-counter market.

      In connection with the execution of a letter of intent relating to the merger on April 16, 1999, CAI adopted a Shareholders' Rights Plan and declared a dividend of a right to buy one one-hundredth of a share of a new Series A Preferred Stock distributed to holders of each share of CAI's common stock. Under the Rights Plan, if a person (other than certain exempted persons, including MCI WorldCom), without first obtaining the prior approval of the CAI Board of Directors, becomes the beneficial owner of more than 15% of the CAI common stock (an "Acquiring Person"), then the rights distributed to holders of CAI's common stock would be exercisable for shares of CAI's common stock at a price that is 50% of the then current price of the CAI common stock. If, after a person becomes an Acquiring Person, CAI is acquired in a merger or other business combination or 50% or more of its consolidated assets or earning power are sold, then each right would be exercisable for shares of the acquiring party's common stock at a price that is 50% of the then current market price of such common stock. CAI may, in certain circumstances, exchange each right for a share of CAI common stock or redeem the rights for $0.001 per right. The foregoing summary description of the rights plan does not purport to be complete and is qualified in its entirety by reference to the rights agreement, which has been filed as an exhibit to a Current Report on Form 8-K filed with the SEC by CAI on April 28, 1999.

      CAI Chapter 11 Case. On July 30, 1998, CAI and one of its wholly-owned subsidiaries, Philadelphia Choice Television, Inc., a Delaware corporation, filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware, Wilmington, Delaware. The bankruptcy cases of CAI and Philadelphia Choice were jointly administered, for procedural purposes only, before the bankruptcy court under Case No. 98-1765 (JJF). Pursuant to Sections 1107 and 1108 of the bankruptcy code, CAI and Philadelphia Choice, as debtors and debtors-in-possession, managed and operated their assets and businesses pending the September 30, 1998 confirmation of a joint reorganization plan under the supervision and orders of the bankruptcy court. The companies filed the plan of reorganization with the Bankruptcy Court on July 30, 1998 and with the SEC on a Current Report on Form 8-K on July 2, 1998.

      The primary purpose of the CAI plan of reorganization was to restructure CAI's capital structure in order to align its capital with its present and future operating prospects. In addition, CAI anticipated that the restructuring would serve as the vehicle for the prompt and efficient sale by CAI, and distribution of the proceeds of the sale and assignment by Philadelphia Choice Television, pursuant to Section 363(b) of the United States Bankruptcy Code, of approximately 64 contracts (16 by CAI and 48 by Philadelphia Choice) to provide cable television programming to certain multi-dwelling units in the Philadelphia, PA market to an unaffiliated third party.

      Prior to the commencement of CAI's reorganization, the funds generated by CAI were insufficient to meet its then-existing debt service requirements. The restructuring reduced significantly the principal amount of CAI's outstanding indebtedness by converting a substantial portion of CAI's indebtedness into new CAI common shares. By offering the holders of its 12.25% Senior Notes due 2002 ninety-one percent (91%) of the equity of CAI on a post-bankruptcy basis, CAI intended that such holders would participate in the long-term appreciation of CAI's business, which CAI expected would be enhanced by the reduction of its debt service and the implementation of the new business plan focusing on identifying one or more strategic partners interested in utilizing CAI's MMDS spectrum in a take-or-pay or other business relationship. The CAI plan of reorganization contemplated that CAI's general unsecured creditors, including trade creditors and MMDS spectrum lessors, would not be impaired by the CAI bankruptcy. Consequently, during the CAI bankruptcy case, CAI paid in the ordinary course all general unsecured claims, including the claims of trade creditors, and continued to operate its business in the ordinary course.

      CAI implemented a "pre-packaged" bankruptcy, which means that CAI solicited and received the required impaired creditor approvals prior to filing a bankruptcy petition. Specifically, CAI sought and received the requisite approval of the holders of its 12.25% Senior Notes due 2002 and the holders of certain subordinated indebtedness of CAI. CAI did not solicit the vote of its shareholders, for whom CAI's plan of reorganization provided no right to receive or retain any property of CAI post-reorganization. Once CAI received the requisite acceptances, it filed a bankruptcy petition on July 30, 1998.

      A confirmation hearing was held in the bankruptcy court on September 9, 1998. CAI's plan of reorganization was confirmed on September 30, 1998 and consummated on October 14, 1998. Under CAI's confirmed plan of reorganization, each holder of the 12.25% Senior Notes received a pro rata portion of $212,909,624 aggregate principal amount at maturity ($100,000,000 aggregate principal amount at issuance) of 13% Senior Notes due 2004, 91% of the equity of reorganized CAI and approximately $16,500,000 in cash. Holders of subordinated indebtedness claims against CAI received a pro rata portion of 9% of the equity of reorganized CAI. All equity received by the CAI debt holders was subsequently diluted by equity reserved for issuance upon the exercise of options granted to members of CAI's senior management and for equity of reorganized CAI issued in connection with the senior secured credit facility obtained described below.

      Because the CAI plan of reorganization did not contemplate any recovery for equity-based claims against, or interests in, CAI, the U.S. Bankruptcy Code deemed such class to have rejected CAI's plan of reorganization, without the necessity of soliciting the vote of such class. Equity holders included all holders of CAI common stock immediately prior to the bankruptcy (which traded under the symbol "CAWS"), as well as holders of options, warrants, preferred stock and claims against CAI that were based upon or arose out of the purchase and sale of equity securities of CAI at any time prior to the bankruptcy. The confirmation of CAI's plan of reorganization by the U.S. Bankruptcy Court on September 30, 1998 extinguished all such equity claims against CAI, and on October 14, 1998, in connection with consummating the bankruptcy, CAI amended its certificate of incorporation to delete the existence of the old common stock and authorized 25,000,000 shares of new common stock, par value $.01 per share, for issuance in accordance with the plan of reorganization.

      In connection with the CAI bankruptcy, CAI consummated a $60,000,000 Debtor-in-Possession, or DIP, financing provided by Merrill Lynch Global Allocation Fund, Inc. ("MLGAF"). The DIP financing was governed by an Amended and Restated Note Purchase Agreement dated as of July 30, 1998 between CAI and MLGAF, a copy of which was filed as an exhibit to CAI's Current Report on Form 8-K dated August 3, 1998 and filed with the SEC on August 4, 1998. Indebtedness under the DIP facility was evidenced by certain promissory notes, which accrued interest at 13% per annum and had a maturity date of January 29, 1999.

      Of the $60,000,000 provided to CAI under the DIP facility, $49,105,894 represented the outstanding principal, interest and fees due to the MLGAF under a prior note purchase agreement among CAI, certain of its subsidiaries and MLGAF. All such amounts outstanding under that note purchase agreement were converted into DIP notes as if there had been a purchase thereof under the DIP agreement in the amount of $49,105,894. The remaining $10,894,106 was made available to CAI for its use during the CAI bankruptcy, in accordance with the terms of an approved budget.

      On October 14, 1998, in connection with consummating CAI's plan of reorganization, all outstanding amounts under the DIP facility, including the $60,000,000 aggregate principal amount, accrued and unpaid interest in the amount of $1,646,667 and a $600,000 commitment fee, were repaid out of the proceeds of the senior secured credit facility described below.

      Although CAI has emerged from bankruptcy, there continues to be substantial doubt as to its ability to continue as a going concern. Reference is made to "Management's Discussion and Analysis of Results of Operations and Financial Condition" set forth below and the Report of Independent Auditors and the Report of Independent Public Accountants included with the CAI financial statements herein. CAI's consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The appropriateness of reporting on a going concern basis is dependent upon, among other things, future operations and the ability to generate sufficient cash from operations and financing sources to meet obligations.

Senior Secured Financing

      General. On October 14, 1998, in connection with consummating the CAI bankruptcy, CAI obtained an $80,000,000 secured credit facility from MLGAF. CAI realized net proceeds from that secured facility of $15,953,000, after repaying all outstanding amounts under its DIP financing and certain commitment fees associated with the facility. The secured facility is governed by the terms of a Note Purchase Agreement dated October 14, 1998. CAI filed a copy of the Note Purchase Agreement with the SEC as an exhibit to CAI's Current Report on 8-K dated October 15, 1998. On March 23, 1999, MCI WorldCom purchased from MLGAF the $80,000,000 aggregate principal amount of CAI's senior secured notes.

      The secured facility consists of two tranches: Tranche A and Tranche B. Tranche A is a $30,000,000 senior secured loan due October 14, 2000 bearing interest at 10.5% compounded semi-annually and evidenced by a senior secured A note. CAI granted a first priority lien on and security interest in and to all of its assets to secure performance of CAI's obligations with respect to Tranche
A. Tranche B is a $50,000,000 senior secured loan due October 14, 2000 bearing interest at 13% per annum and evidenced by a senior secured B note. When we refer in this section to the "Senior Secured Notes" we mean both the senior secured A note and the senior secured B note. CAI granted a second priority lien on and security interest in and to all of its assets to secure performance of its obligations with respect to Tranche B.

      Guaranties. In addition to the liens granted by CAI, substantially all of CAI's subsidiaries have guaranteed the obligations of CAI with respect to the secured facility. The subsidiaries have granted a lien on and security interest in and to all of their respective assets to secure their performance under such subsidiary guaranties.

      Fees. The secured facility is a two-year credit facility, maturing on October 14, 2000. CAI was required to pay a 1% facility fee equal to $300,000 on the Tranche A amount at the closing of the CAI secured facility. In addition, CAI is required to pay an 8% facility fee equal to $4,000,000 on the Tranche B amount. CAI paid $1,500,000 of that 8% facility fee at the closing of the secured facility. The remaining $2,500,000 balance of the Tranche B facility fee is payable at maturity of the CAI secured facility (by its term, acceleration, or otherwise).

      Certain Covenants. The CAI secured facility contains certain restrictive covenants that may have a negative effect on CAI's business or results of operations. Specifically, the CAI secured facility prohibits CAI from: incurring additional indebtedness or issuing capital stock of CAI, granting liens on or pledging any of its property to secure repayment of indebtedness, declaring dividends to the CAI shareholders or redeeming or purchasing any of its own stock, making investments that are not previously approved by the secured lender, canceling or terminating any MMDS spectrum license or material contract, including contracts relating to MMDS spectrum, and making any capital expenditures that are not previously contemplated by a budget submitted by CAI to the secured lender from time to time throughout the term of the secured facility. In addition, the CAI secured facility contains, among others, the following negative, restrictive covenants which limit transactions with affiliates; lease obligations; mergers, consolidations, sales of assets and other, similar transactions; prepayments of indebtedness; changes in fiscal year; speculative real estate investments; asset purchases; line of business; termination of employer plans; Investment Company Act; press releases; creation of subsidiaries; employment contracts; amendment to confirmation order; and becoming a general partner.

      The CAI secured facility contains, among others, the following affirmative covenants: notice and copies of financial and business information, including but not limited to requested information about CAI and its subsidiaries, auditors' reports, SEC and other reports, notice of default or events of default, material adverse change in CAI and its subsidiaries, litigation, and Employee Retirement Income Security Act of 1974 matters; compliance with law; maintenance of insurance; maintenance of properties and assets; payment of taxes and claims; performance of material obligations; preservation of corporate existence; maintenance and inspection of books and records; use of proceeds; capital stock; full cooperation; obligations of additional obligors; payment of fees; maintenance of separateness of the obligors and subsidiaries; performance of material contracts; maintenance of accounts; tower site leases, channel leases and programming agreements; and blue sky survey.

      The note purchase agreement provides that certain events are "events of default," including if:

      o CAI defaults in the payment of any principal on any secured note when the same becomes due and payable, whether by scheduled maturity or at a date fixed for prepayment or repurchase or by declaration, demand or otherwise; or

      o CAI defaults in the payment of any interest on any secured note, or any obligor thereon defaults in the payment of any other amount owing under any of the note documents, when the same becomes due and payable, whether by scheduled maturity or at a date fixed for prepayment or repurchase or by declaration, demand or otherwise; or

      o CAI defaults in the performance of or compliance with any term, covenant or agreement contained in the note purchase agreement on its part to be performed or complied with; or

      o any obligor defaults in the performance of or compliance with any term, covenant or agreement contained in any of the note documents (other than specified terms, covenants and agreements) on its part to be performed or complied with and such default remains unremedied for 5 days after the earlier of the first date on which (i) a responsible officer of the obligor becomes aware of such default and
            (ii) CAI receives written notice of such default from any holder of a secured note; or

      o any representation or warranty made or deemed made by or on behalf of any obligor or by any officer of any obligor under or in connection with the note purchase agreement or any other note document or in any writing furnished in connection with the issuance of the secured notes proves to have been false or incorrect in any material respect on the date as of which it was made or deemed to have been made; or

      o CAI or any of its subsidiaries fails to pay any principal of, premium or interest on or any other amount payable in respect of, any indebtedness that is outstanding in a principal or notional amount of at least $1,500,000 (or the equivalent thereof in one or more other currencies), either individually or in the aggregate (but excluding indebtedness outstanding under the note purchase agreement), of CAI and its subsidiaries, when the same becomes due and payable (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise), and such failure continues after the applicable grace period, if any, specified in the agreement or instrument relating to such indebtedness; or any other event occurs or condition exists under any agreement or instrument evidencing, securing or otherwise relating to any such indebtedness and continues after the applicable grace period, if any, specified in such agreement or instrument, if the effect of such event or condition is to accelerate, or to permit the acceleration of, the maturity of such indebtedness or otherwise to cause, or to permit the holder or holders thereof (or a trustee or agent on behalf of such holders) to cause such indebtedness to mature; or any such indebtedness is declared to be due and payable or required to be prepaid or redeemed (other than by a regularly scheduled required prepayment or redemption), purchased or defeased, or an offer to prepay, redeem, purchase or defease such indebtedness is required to be made, in each case prior to the stated maturity thereof; or

      o CAI or any of its subsidiaries generally does not pay its debts as such debts become due, or admits in writing its inability to pay its debts generally, or makes a general assignment for the benefit of creditors; or any proceeding is instituted by or against CAI or any of its subsidiaries seeking to adjudicate it a bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief, or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee or other similar official for it or for any substantial part of its property and assets and, in the case of any such proceeding instituted against it (but not instituted by it) that is being diligently contested by it in good faith, either such proceeding remains undismissed or unstayed for a period of 30 days or any of the actions sought in such proceeding (including, without limitation, the entry of an order for relief against, or the appointment of a receiver, trustee, custodian or other similar official for, it or any substantial part of its property and assets) occurs; or CAI or any of its subsidiaries takes any corporate action to authorize certain specified actions; or

      o one or more judgments or orders for the payment of money aggregating $1,000,000 (or the equivalent thereof in one or more other currencies) or more are rendered against one or more of CAI and its subsidiaries and remain unsatisfied and either (i) enforcement proceedings are commenced by any creditor upon any such judgment or order or (ii) there is a period of at least 30 days after entry thereof during which a stay of enforcement of any such judgment or order, by reason of a pending appeal or otherwise, is not in effect; provided, however, that any such judgment or order shall not give rise to an event of default if and for so long as (A) the amount of such judgment or order is covered by a valid and binding policy of insurance between the defendant and the insurer covering full payment thereof and (B) such insurer has been notified, and has not disputed the claim made for payment, of the amount of such judgment or order; or

      o any provision of any note document after delivery thereof for any reason (other than pursuant to the express terms thereof) ceases to be valid and binding on or enforceable against any obligor intended to be a party to it or to give the lender or its agent any of the rights, powers or privileges purported to be created thereunder, or any such obligor so states in writing; or

      o any document relating to collateral pledged by CAI and its subsidiaries in connection with the secured notes after delivery thereof for any reason (other than pursuant to the terms thereof) ceases to create a valid and perfected first priority lien on and security interest in the collateral purported to be covered thereby; or

      o     certain events occur relating to plans governed by ERISA; or

      o any event occurs after October 14, 1998, the date on which CAI consummated its reorganization plan, which results in a material adverse change to CAI and its subsidiaries; or

      o a material disruption occurs in the senior management of CAI or a material change occurs in the composition of the CAI board; or

      o the confirmation order entered in connection with CAI's bankruptcy case fails to be in full force and effect; or

      o any person (other than any holder of more than 50% of the aggregate principal amount of secured notes outstanding at such time) or two or more persons (other than two or more holders of more than 50% of the aggregate principal amount of secured notes outstanding at such time) acting in concert acquires beneficial ownership (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934) directly or indirectly, of voting stock of CAI (or other securities convertible into voting stock) representing 35% or more of the combined voting power of all voting stock of CAI; or (ii) any person (other than any holder of more than 50% of the aggregate principal amount of secured notes outstanding at such time) or two or more persons (other than two or more holders of more than 50% of the aggregate principal amount of the secured notes outstanding at such time) acting in concert acquires by contract or otherwise, or enters into a contract or arrangement that, upon consummation, will result in its or their acquisition of the power to exercise, directly or indirectly, a controlling influence over the management or policies of CAI; or

      o     any default occurs under the 13% senior note indenture.

      CAI Common Shares Issued to MLGAF. CAI issued 2,241,379 CAI common shares to MLGAF as additional consideration to MLGAF for providing the secured facility. The additional CAI common shares issued to MLGAF represented 13% of the total CAI common shares issued and outstanding on October 14, 1998, and increased the ownership percentage of MLGAF to approximately 48% of the outstanding CAI common shares. (The foregoing is a summary of certain terms of the secured facility and is qualified in its entirety by reference to the Note Purchase Agreement, which CAI filed as an exhibit to its Current Report Form 8-K dated October 15, 1998.). On June 4, 1999, MCI WorldCom acquired all CAI common shares owned by MLGAF and its affiliates. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" below.

      MCI Acquisition of CAI Secured Facility. MCI WorldCom currently holds the $80,000,000 aggregate principal amount of Senior Secured Notes of CAI. MCI WorldCom closed its acquisition of the Senior Secured Notes on March 26, 1999, at which time MCI WorldCom was assigned all rights, title and interest in and to the Senior Secured Notes, and assumed all of the seller's obligations under the Senior Secured Notes and the Note Purchase Agreement.

13% Senior Notes due 2004

      In connection with the consummation of the CAI bankruptcy, CAI issued $212,909,624 aggregate principal amount at maturity of 13% Senior Notes due 2004. The senior notes were issued under an indenture dated as of October 14, 1998 between CAI and State Street Bank and Trust Company, as Trustee. The following summary of the material provisions of the indenture does not purport to be complete, and we strongly encourage you to read the indenture, as it is the legal document that governs the CAI senior notes. A copy of the indenture is filed as Exhibit 4.1 to CAI's Current Report on Form 8-K filed with the SEC on October 15, 1998.

      General. The senior notes are unsecured senior obligations of CAI and rank pari passu with all unsecured indebtedness of CAI which is not by its terms expressly subordinated to the senior notes. The senior notes are effectively subordinated to all indebtedness and other liabilities (including trade payables) of CAI's subsidiaries, and are effectively subordinated to all secured indebtedness of CAI to the extent of the value of the assets securing such indebtedness.

      Maturity, Interest and Principal. The senior notes are limited to an aggregate principal amount at maturity of $212,909,624 and will mature on October 14, 2004. The senior notes accrete in value from October 14, 1998 to October 14, 2004, at a rate of 13% per annum, compounded semi-annually. Cash interest on the senior notes will neither accrue nor be payable prior to maturity. CAI will pay interest on overdue principal from time to time on demand at the rate of 15% per annum. CAI shall, to the extent lawful, pay interest on overdue installments of interest (without regard to any applicable grace periods) from time to time on demand at the rate of 15% per annum. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months, and, in the case of a partial month, the actual number of days elapsed.

      The senior notes are not entitled to the benefit of any mandatory sinking fund.

      Optional Redemption. The senior notes are redeemable, at the option of CAI, in whole or in part, at any time on not less than 30 nor more than 60 days' prior notice, at a redemption price equal to the accreted value of the senior notes.

      Selection and Notice. The indenture provides that in the event that less than all of the senior notes are to be redeemed at any time, selection of such senior notes for redemption will be made by the Trustee pro rata, by lot or by such method as the Trustee shall deem fair and appropriate.

      Certain Covenants. The indenture contains certain restrictive covenants that may have a negative effect on CAI's business or results of operations. Specifically, the indenture prohibits CAI from: incurring additional indebtedness or issuing certain types of capital stock prior to raising at least $25,000,000 in equity financing and maintaining a specific debt ratio, granting liens on or pledging any of its property to secure repayment of indebtedness, declaring dividends to the CAI shareholders or redeeming or purchasing any of its own stock, making certain investments, and selling assets, unless such asset sale is conducted in accordance with the indenture and the proceeds from such sale are applied in the manner specified by the indenture, which application requires the redemption of 13% senior notes in certain circumstances. In addition, the indenture contains, among others, covenants relating to the following: payment of securities; maintenance of office or agency; corporate existence; payment of taxes and other claims; maintenance of properties; insurance; books and records; compliance with law; compliance certificate; SEC reports; limitation on issuance and sale of capital stock of restricted subsidiaries and permitted joint ventures; limitation on transactions with affiliates; limitation on restricted and unrestricted subsidiaries; limitation on dividends and other payment restrictions affecting restricted subsidiaries and permitted joint ventures; limitation on sale and leaseback transactions; limitation on line of business, and waiver of stay, extension or usury laws.

      Events of Default. The indenture provides that certain events are "events of default," including:

      o the failure to pay the principal or accreted value of any senior note when such principal or accreted value becomes due and payable, at maturity, upon acceleration, redemption, pursuant to a required offer to purchase or otherwise;

      o a default in the observance or performance of any other covenant or agreement contained in the senior notes or the indenture which default continues for a period of 60 days after CAI receives written notice thereof from the Trustee;

      o default under any mortgage, indenture or instrument under which there may be issued or by which there may be secured or evidenced any indebtedness for money borrowed by CAI or certain of its subsidiaries (or the payment of which is guaranteed by CAI or certain of its subsidiaries), whether such indebtedness or guarantee now exists, or is created after the issue date of the senior notes, which default:

            o is caused by a failure to pay when due principal on such indebtedness within the grace period provided in such indebtedness (which failure continues beyond any applicable grace period), or

            o results in the acceleration of such indebtedness prior to its express maturity and, in each case, the principal amount of any such indebtedness, together with the principal amount of any other such indebtedness under which there has been a payment default or the maturity of which has been so accelerated, aggregates $5,000,000 or more;

      o one or more judgments in an aggregate amount in excess of $5,000,000 (unless covered by insurance by a reputable insurer as to which the insurer has acknowledged coverage) being rendered against CAI or certain of its subsidiaries and such judgments remain undischarged or unstayed for a period of 60 days after such judgment or judgments become final and non-appealable;

      o certain events of bankruptcy, insolvency or reorganization affecting CAI or any of its subsidiaries; or

      o any holder of at least $5,000,000 in aggregate principal amount of indebtedness of CAI or certain of its subsidiaries shall foreclose upon assets of CAI or certain of its subsidiaries having an aggregate fair market value, individually or in the aggregate, of at least $5,000,000 or shall have exercised any right under applicable law or applicable security documents to take ownership of any such assets in lieu of foreclosure.

      The indenture provides that in the event of an event of default, the Trustee may, or the holders of at least 25% in principal amount of outstanding senior notes may, declare the accreted value of all the senior notes to be due and payable by notice in writing to CAI and the Trustee specifying the respective event of default and that it is a "notice of acceleration" and upon such declaration the same shall become immediately due and payable, notwithstanding anything contained in the senior notes or the indenture to the contrary. If an event of default with respect to bankruptcy proceedings relating to CAI occurs and is continuing, then such amount will automatically become and be immediately due and payable without any declaration or other act on the part of the Trustee or any holder of the senior notes. Holders of the senior notes may not enforce the indenture or the senior notes except as provided in the indenture. Subject to certain limitations, holders of not less than a majority in aggregate principal amount of the then outstanding senior notes may direct the Trustee in its exercise of any trust or power. If an event of default occurs and is continuing and is known to the Trustee, the Trustee must mail to each holder of the senior notes notice of the event of default within 10 days. The Trustee may withhold from holders of the senior notes notice of any continuing event of default (except an event of default relating to the payment of principal or interest or a failure to comply with certain covenants) if it determines that withholding notice is in their interest.

      The indenture provides that, at any time after a declaration of acceleration as described in the preceding paragraph but before a judgment or decree of money due in respect of the senior notes has been obtained, the holders of not less than a majority in principal amount of the senior notes then outstanding by written notice to CAI and the Trustee may rescind such declaration and its consequences if (i) CAI has paid or deposited with the Trustee a specified sum of money sufficient to pay all amounts then due under the indenture, (ii) the rescission would not conflict with any court judgment or decree and (iii) all events of default, other than the non-payment of principal of, premium, if any, and interest on the senior notes that have become due solely by such declaration of acceleration, have been cured or waived.

      Prior to the declaration of acceleration, the holders of not less than a majority in principal amount of the senior notes may waive any existing event of default under the indenture, and its consequences, except a default in the payment of the principal of or interest on any senior notes or any default in respect of any covenant which cannot be amended without the consent of each holder affected.

      Defeasance or Covenant Defeasance of Indenture. The indenture provides that CAI may, at its option and at any time, terminate the obligations of CAI with respect to the outstanding senior notes, a right called "defeasance," which means that CAI will be deemed to have paid and discharged the entire indebtedness represented by the outstanding senior notes, except for (i) the rights of holders of outstanding senior notes to receive payment in respect of the principal of, premium, if any, and interest on those senior notes when such payments are due, (ii) CAI's obligations to issue temporary senior notes, register the transfer or exchange of any senior notes, replace mutilated, destroyed, lost or stolen senior notes and maintain an office or agency for payments in respect of the senior notes, (iii) the rights, powers, trusts, duties and immunities of the Trustee, and (iv) the defeasance provisions of the indenture.

      In addition, CAI may, at its option and at any time, elect to terminate its obligations with respect to certain covenants, a right called "covenant defeasance," that are set forth in the indenture, and any subsequent failure to comply with those obligations will not constitute an event of default with respect to the senior notes.

      The indenture contains specific requirements that CAI must meet to exercise either defeasance or covenant defeasance.

      Modification of the Indenture. The indenture provides that CAI, when authorized by a board resolution, and the Trustee may amend, waive or supplement the indenture or the senior notes without notice to or consent of any holder in certain circumstances. However, the Trustee and CAI may not make any change that adversely affects the rights of any holder under the indenture. Other modifications and amendments of the indenture or the senior notes may be made with the consent of the holders of not less than a majority in aggregate principal amount of the then outstanding senior notes, except that the consent of each holder of the senior notes affected thereby is required for amendments to, or waivers of, certain provisions of the indenture, including provisions relating to the amount of senior notes outstanding, the applicable interest rate and the timing of any payments due under the senior notes and the indenture.

Business and Operating Strategies

      CAI Historical Background. CAI was formed in 1991 to invest in and operate MMDS subscription television systems. Initially, CAI focused on the development of analog MMDS subscription television systems in major metropolitan markets, primarily in the northeast and mid-Atlantic regions of the United States. Starting with an operating analog system in Albany, NY, and systems planned for Rochester, NY, Norfolk, VA, Hartford, CT and Boston, MA, CAI made its initial public offering of common stock on February 17, 1994, raising $34,782,000, after deduction of underwriting discounts and commissions. CAI used the proceeds of the initial public offering for capital expenditures and operating expenses incurred in connection with the construction, launch, and development of the Rochester system, the acquisition, construction, launch and development of the Norfolk system, the upgrading and further development of the Albany system, and the launch and development of the Hartford system.

      The CAI common shares currently trade in the over-the-counter market on the electronic bulletin board under the symbol "CWSS." As of the date of this Annual Report on Form 10-K, there are 17,241,379 CAI common shares issued and outstanding. Prior to the CAI bankruptcy, CAI's common stock was listed under the symbol "CAWS" on various Nasdaq markets until trading of that common stock was transferred to the Electronic Bulletin Board system on January 13, 1998. Immediately prior to filing for bankruptcy, CAI had 40,543,039 shares of common stock issued and outstanding, which shares were cancelled in connection with the consummation of the bankruptcy.

      CAI believed that the MMDS spectrum had greater potential than simply the delivery of analog subscription video services. It also recognized that expanded use of MMDS spectrum presented several challenges, including substantial development costs, lack of brand identity and infrastructure, and the absence of head-end and customer premises equipment designed and manufactured for use with MMDS spectrum. To address many of these issues, CAI devised a business plan that required one or more strategic partners that would purchase MMDS spectrum capacity from CAI. CAI identified the regional bell operating companies ("RBOCs") as likely partners. CAI believed that RBOCs would be interested in developing a digital video strategy using a delivery platform that could be implemented faster than the contemplated plant upgrades many RBOCs faced in order to offer enhanced services. CAI targeted Bell Atlantic Corporation and NYNEX Corporation and began to negotiate a strategic relationship.

      Simultaneously with these negotiations, CAI began to acquire additional MMDS spectrum to attempt to replicate the Bell Atlantic/NYNEX operating territories. Through a series of acquisitions culminating in the September 29, 1995 acquisition of ACS Enterprises, Inc., an MMDS operator based in Philadelphia, Pennsylvania (with operating systems in Philadelphia, Cleveland, Ohio and Bakersfield, California), and Eastern Cable Networks of Washington, Inc., which operated the Washington, D.C. MMDS system, CAI aggregated a significant amount of owned and leased MMDS spectrum in the Bell Atlantic/NYNEX operating territories. CAI enhanced its spectrum capacity during 1996 by being the top bidder in an FCC auction with bids totaling $36.2 million for the Basic Trading Area ("BTA") rights for its existing markets as well as for certain new markets.

      Joint venture negotiations with Bell Atlantic and NYNEX culminated in the March 1995 execution of a Business Relationship Agreement and a Securities Purchase Agreement with affiliates of Bell Atlantic and NYNEX. In September 1995, CAI completed transactions contemplated by these agreements, including the purchase on May 9, 1995 by Bell Atlantic and NYNEX of $30 million of convertible debt and warrants to purchase convertible voting preferred stock of CAI. On September 29, 1995, Bell Atlantic and NYNEX purchased $70 million of 14% senior convertible preferred stock and additional warrants. The CAI securities purchased by Bell Atlantic and NYNEX entitled them to own approximately 45% of CAI if Bell Atlantic and NYNEX had exercised all of the conversion rights of the securities and made an additional investment in CAI, at that time, of approximately $202 million.

      Simultaneous with the consummation of these transactions, CAI raised approximately $266 million, through an offering of $275 million in aggregate principal amount of its 12.25% Senior Notes due 2002. The proceeds from the issuance and sale of the 12.25% Senior Notes were used by CAI to fund the cash portion of certain acquisitions, to fund a debt service escrow account required under the indenture governing the terms of the 12.25% Senior Notes, to fund capital expenditures, and for working capital and other general corporate purposes.

      In connection with the Bell Atlantic/NYNEX joint venture, CAI substantially completed the construction of digital video delivery systems in Boston, MA and Hampton Roads, VA. Through December 12, 1996, however, neither Bell Atlantic nor NYNEX elected to launch a video service in these or any other CAI market. During the construction of these systems, the environment in which the RBOCs decided to pursue a subscription video strategy was changing dramatically. CAI believes that Bell Atlantic and NYNEX decided to alter their video strategy as a result of (a) the Telecommunications Act of 1996 which, among other things, permitted RBOCs to enter the long distance business under certain circumstances, (b) Bell Atlantic's and NYNEX's announced plans to merge, and (c) the acknowledgment by certain cable companies that their plans to deploy the "Information Superhighway" complete with phone service and expanded cable services, were substantially behind anticipated schedules. With these changes, CAI began to realize that Bell Atlantic/NYNEX's priorities were shifting away from subscription video, and any commitment these entities had to the CAI joint venture. In response, CAI devised a plan that would allow it to re-focus its efforts and seek to sever all relationships it then had with Bell Atlantic/NYNEX.

      On December 12, 1996, CAI and Bell Atlantic and NYNEX reached an agreement modifying certain terms of the joint venture and providing CAI or its designee with the right to acquire the securities originally issued to Bell Atlantic and NYNEX. This agreement was subsequently amended on April 29, 1997 to provide CAI with an option to repurchase the $100 million face amount of CAI securities held by Bell Atlantic and NYNEX. The repurchase consideration contemplated was $40 million in cash and a new class of non-voting convertible junior preferred stock of CAI. The repurchase option was exercisable through February 28, 1998.

      As part of the amendment, Bell Atlantic and NYNEX also immediately released CAI from its joint venture obligation to make CAI's MMDS spectrum in Boston, MA, Pittsburgh, PA and Albany, Syracuse and Buffalo, NY available to them at a future date. Further, upon a repurchase of the securities by CAI, the joint venture would terminate. Bell Atlantic and NYNEX also suspended or released CAI from a number of covenant restrictions and governance rights and provided CAI with a blanket proxy on the approximately 10% interest in CS they held. The parties also exchanged mutual releases and reached an agreement to share certain patent and intellectual property rights related to their digital wireless venture.

      On February 17, 1998, CAI consummated a series of transactions, including the purchase of the remaining contractual rights Bell Atlantic and NYNEX had under the joint venture. CAI also acquired the approximately 10% equity interest in CS held by Bell Atlantic and NYNEX. The parties exchanged general releases in connection with the transaction.

      As part of the transactions comprising the termination of the joint venture, MLGAF advised CAI that it had completed the purchase from Bell Atlantic and NYNEX of all of the CAI securities held by them. On March 3, 1998, CAI exchanged these securities for a new $30 million subordinated 12% note due October 1, 2005, which note was extinquished in the CAI bankruptcy. As a result of the exchange transaction, CAI (i) eliminated approximately $117 million of senior preferred stock, accumulated preferred stock dividends thereon, and accrued interest on the indebtedness originally issued to Bell Atlantic and NYNEX, of which approximately $102 million was reclassified as paid-in capital, and (ii) recorded a $5.3 million extraordinary gain from the early extinguishment of debt, net of certain costs. CAI also exchanged 2,500 shares of common stock for all warrants to purchase CAI stock that were held by Bell Atlantic and NYNEX and acquired by MLGAF on February 17, 1998.

      CS Historical Background. CS was incorporated in December 1993 under the name ACS Ohio, Inc. and was dormant until March 1994 when its then-parent company, ACS Enterprises, Inc., acquired MetroCable, Inc. (a company organized on June 4, 1993 as the successor in interest to a unit of Cablevision) and Metropolitan Satellite Services, Inc., the operators of a wireless subscription television system in Cleveland, Ohio. CAI, which presently owns approximately 94% of CS outstanding common stock, acquired ACS Enterprises, Inc. on September 29, 1995.

      CAI and Heartland Wireless Communications, Inc. (now known as Nucentrix Broadband Networks, Inc.) contributed to CS the majority of the assets presently owned or leased by it pursuant to the terms of a Participation Agreement consummated on February 23, 1996. In exchange for approximately 60% of the common stock of CS, CAI, directly or indirectly, contributed to CS the wireless cable television assets and all related liabilities, or the stock of subsidiaries owning wireless cable television assets associated with the wireless cable television markets of Bakersfield and Stockton/Modesto, California; Charlotte, North Carolina; and Cleveland, Ohio. Simultaneously, in exchange for approximately 40% of the common stock of CS, cash, a short-term note and a long-term note, Heartland, directly or indirectly, contributed or sold to CS the wireless cable television assets and all related liabilities associated with the wireless cable television markets of Grand Rapids, Michigan; Minneapolis, Minnesota; Kansas City (suburbs), Missouri; Dayton, Ohio; Dallas, Fort Worth and San Antonio, Texas; and Salt Lake City, Utah.

      On February 23, 1996, in connection with the consummation of the contributions described above, CS closed a private placement of 100,000 units consisting of $400 million aggregate principal amount at maturity of 11.375% Senior Discount Notes due 2006 and 110,000 shares of the common stock of CS. The original issue price for each $1,000 principal amount of the Senior Discount Notes of CS was $571.71. Each of the Senior Discount Notes of CS accretes at a rate of 11.375% per annum computed on a semi-annual bond equivalent basis during the initial five years of the 10-year term; cash interest is payable beginning in September 2001 at a rate of 11.375% per annum; and the yield to maturity (compounded semi-annually) is 11.45%. Including amounts attributable to the common stock of CS, the issuance of the units resulted in net proceeds to CS of approximately $162.9 million after (i) underwriting discounts and other debt issuance costs, (ii) note payments, and (iii) certain distributions made in connection with the Participation Agreement.

      As part of the formation of CS, each of CAI and Heartland successfully bid on a number of BTA market authorizations on behalf of CS. To be eligible for the BTA auction held by the FCC during the summer of 1996, a potential bidder was required to file an application with, and make up-front payments to, the FCC prior to the start of the FCC's BTA auction. Each of CAI and Heartland made such filings and up-front payments, entitling each of them to participate in the FCC's BTA auction. The closing of the Participation Agreement had not occurred by the date those applications were due, and as a consequence, CS was not an active participant in the FCC's BTA auction. CAI and Heartland, however, agreed to convey to CS, at their cost, and CS agreed to purchase, any rights acquired in the FCC's BTA auction relating to CS' markets, as well as certain other BTA markets. CAI acquired rights to BTA markets for CS' Bakersfield and Stockton/Modesto, California; Charlotte, North Carolina; and Cleveland, Ohio markets for approximately $5.6 million. In addition, CAI purchased BTA authorizations relating to Atlanta, Georgia and Louisville, Kentucky for approximately $7.0 million. CAI paid an aggregate of $12.6 million to the FCC in accordance with the rules of the FCC's BTA auction. Heartland purchased BTA rights relating to Little Rock, Arkansas; Oklahoma City, Oklahoma; Dayton, Ohio; Minneapolis, Minnesota; Dallas and San Antonio, Texas; Sedallia and St. Josephs, Missouri; Lawrence and Emporia, Kansas; and Benton Harbor, Battle Creek/Kalamazoo, Grand Rapids and Muskegon, Michigan for approximately $4.4 million. Of this amount, Heartland has paid to the FCC approximately $1.1 million for these BTA rights. CS will continue to reimburse Heartland for any and all costs relating to the BTA rights. Those costs are estimated to be up to an additional $3.8 million, excluding interest expense which accrues at 9.5% per annum, in accordance with the terms of the

Participation Agreement. The FCC has approved assignment of all of CAI's BTA rights to CS. CS and Heartland entered into a BTA lease and an option agreement pursuant to which Heartland leases to CS rights to 10 BTA markets and portions of four additional BTA markets and CS has the option to purchase the leased BTA markets.

      CS acquired wireless cable television rights and related assets in certain Midwest markets including the Effingham and Wellsville, Kansas; Story City, Iowa; Scottsbluff, Nebraska; Kalispell, Montana and Rochester, Minnesota markets in connection with its acquisition of USA Wireless Cable, Inc. on October 11, 1996. On September 3, 1997, CS consummated an exchange of its wireless cable rights and related assets in Salt Lake City, Utah for wireless cable rights and related assets in Kansas City, Missouri pursuant to an agreement dated as of November 6, 1996 with People's Choice TV Corp.

      On December 2, 1998, CS, CAI and Heartland Wireless Communications executed a master agreement providing for, among other things, the termination of Heartland Wireless Communication's rights in, and claims against, CS. The master agreement is to be performed in two stages. Stage I, which has been consummated, required the lease by CS to Heartland Wireless Communications of certain assets related to the Story City, Iowa market, the sale to Heartland Wireless Communications by CS of certain consumer premises equipment at agreed upon prices and the payment by CS to Heartland Wireless Communications of $366,000. In consideration, Heartland Wireless Communications leased to CS certain assets related to the Portsmouth, New Hampshire market, effected a partial satisfaction of the long-term note and agreed to various mutual cooperation obligations relative to developmental applications filed by Heartland Wireless Communications or CS for two-way authority in adjacent and overlapping markets, including Dallas-Ft. Worth. At the Stage II closing, which is to occur following receipt of certain necessary governmental approvals, CS and Heartland Wireless Communications will transfer to one another their respective ownership interests in the Story City, Iowa and Portsmouth, New Hampshire markets, the long-term note shall be canceled and CS shall pay Heartland Wireless Communications $100,000; additionally, CS agreed to transfer certain inventory to Heartland Wireless Communications. In connection with the master agreement, the three Heartland Wireless Communications designees to the CS board resigned and the Stockholders Agreement among CAI, CS and Heartland Wireless Communications was terminated. At the Stage I closing, CAI purchased from Heartland Wireless Communications all of its CS common stock in consideration for $1,534,000. Subsequent to the Stage I closing, CS redeemed the shares of CS common stock that CAI acquired from Heartland Wireless Communications in consideration for payment of approximately $1.5 million in cash. CS solicited and obtained written consents and waivers from the holders of a majority of the outstanding CS senior discount notes relative to the transactions described in this paragraph. CS agreed to pay to the holders of the CS senior discount notes, as of December 3, 1999, the aggregate sum of $1.25 million in connection with the consents and waivers that were deemed by CS to be necessary under the terms of the indenture governing the CS senior discount notes. The payment shall be made upon the latter to occur of (i) three business days following the Stage II closing and (ii) the date on which CS may be legally permitted to make such payment.

      The redemption of the CS common stock that CAI acquired from Heartland reduced the total number of CS common shares outstanding to 6,864,471. This reduction in outstanding shares had the effect of increasing CAI's percentage ownership of CS to approximately 94%.

      Pursuant to the master agreement, any indemnification obligations of CS to directors previously designated by Heartland Wireless Communications and to a certain former employee of CS now employed by Heartland Wireless Communications will survive the resignation of such individuals from CS. CS' indemnification obligations include those under its certificate of incorporation, by-laws, contracts and insurance policies (to the extent applicable) and indemnification obligations of CS otherwise existing as of December 2, 1998. CS expressly agreed to assume any such indemnification obligation in any bankruptcy proceeding filed by or against CS.

      Business and Operating Strategy. The Company, since its formation, has focused on the development and operation of MMDS subscription television systems concentrated in major metropolitan areas located in the northeast and mid-Atlantic regions of the United States, in the case of CAI, and in the midwestern and southcentral regions of the country, in the case of CS. With the suspension of the joint venture with Bell Atlantic and NYNEX and the receipt of regulatory approvals not previously sought by MMDS operators or granted by the FCC, CAI has endeavored to develop the full capabilities of its MMDS spectrum in addition to subscription television. CAI believes that its MMDS spectrum can be utilized as a transport system for fixed, flexible two-way uses that eventually could be combined into a wireless broadband network ("WBN"). Although CAI recognizes that there are significant regulatory, technological and financial issues surrounding the development of such a system in any of CAI's markets, CAI believes that such systems can be deployed in a reasonable manner to develop a commercially-viable means of delivering video, voice and data transmission services.

      CAI has been aggressively seeking one or more strategic partners interested in developing and utilizing wireless broadband networks through either strategic business relationships or an acquisition. As part of its efforts to secure a strategic partner, CAI has demonstrated its technological capabilities for the transmission of digital video, voice and data services to several potential strategic partners and engaged in wide-ranging discussions with several large telecommunications companies.

      CAI is in the process of preparing the necessary applications for two-way use of its MMDS spectrum in accordance with the rules released by the FCC on September 25, 1998 with respect to two-way transmissions. Although the FCC has not yet announced a definitive date for filing such applications, CAI anticipates that the first "filing window" will open at the FCC for two-way applications late in the third quarter or early in the fourth quarter of calendar year 1999. In accordance with the FCC's two-way rules, following the first filing window, the FCC will accept two-way transmission applications on an on-going, daily, first-come basis.

      The application process involves the formulation of a frequency plan and coordination of such frequency plan both with internal market, as well as adjacent market license holders in each market in which an operator seeks two-way approval. The FCC reviews completed applications in the order in which they are filed at the FCC, and the granting of an application in a particular market may limit the utilization of contiguous markets. The frequency plan is also dependent upon the two-way uses of the MMDS spectrum proposed by the applicant in any given market.

      CAI, in consultation with other companies in the industry, developed a generic frequency plan that can be used as a template for its markets and has begun to adapt such template to its various markets in an effort to complete the FCC's two-way applications. Adaptation of the generic frequency plan is necessary because of the different channel groups and channels that are available to CAI in its various markets and the potential interference that could result from, or be encountered by, CAI as a result of an operator's activities in a contiguous market. Although CAI has devised such a template, CAI cannot assure that it will be able to complete the necessary processes to enable it to file two-way applications for each of its markets during the first filing window, nor can it assure that applications filed after the first filing window will not be preempted or otherwise limited by previously filed applications of other operators. Moreover, the plan for which CAI applied may not be the frequency plan necessary for the requirements for the business ultimately conducted in a particular market.

      CAI believes that MMDS spectrum, in general, can be utilized in a two-way environment to provide data, telephony and video transmission services. In accordance with certain authorizations granted specifically to CAI by the FCC prior to the release of the FCC's two-way rules, CAI has performed certain demonstrations and conducted limited testing of fixed, two-way data and telephony transmission as well as digital video transmission using its MMDS spectrum. Use of MMDS spectrum in a two-way environment on a widespread basis, however, involves the deployment of new technology and engineering, most of which will be developed for the first time in response to the expanded authority recently granted by the FCC to use MMDS spectrum for two-way transmissions, and the coordinated efforts of MMDS operators in contiguous and adjacent markets. Although CAI believes that it will be able to adapt its two-way transmission engineering plans to provide widespread deployment of its MMDS spectrum in a two-way environment, CAI cannot assure that new technology and such engineering will be developed by CAI, or that it will be able to deploy MMDS spectrum in a two-way environment in any of its markets on a competitive, cost-effective basis. Furthermore, CAI cannot assure that MMDS operators in markets that are contiguous or adjacent to its markets will cooperate to enable CAI to maximize the use of its MMDS spectrum in a two-way environment.

      The deployment of MMDS spectrum in a digital two-way environment requires significant capital expenditure. Implementation of two-way operations requires an MMDS operator to build an infrastructure that is significantly more complex than the infrastructure necessary to operate a one-way analog or digital video system using MMDS spectrum. CAI's business plan contemplated that CAI would become a wholesale provider of fixed, two-way transmission services, and did not contemplate retail distribution by CAI of wireless services. CAI's business plan, which assumes the presence of one or more strategic partners purchasing or otherwise utilizing its two-way capacity for consideration, also contemplates that CAI will be able to share certain capital expenditures necessary for the build-out of digital two-way MMDS systems with such strategic partners.

      CAI Markets. CAI owns approximately seven of the available commercial channels in each of its markets. The balance of the commercial channels, as well as the ITFS channels owned by educational institutions, available to CAI in its various markets is provided to it through long-term leases. Certain of CAI's more recent leases contain provisions that contemplate the use of the leased spectrum for fixed, two-way transmissions. The majority of the spectrum leases to which CAI, through wholly-owned subsidiaries, is a party, do not contemplate two-way usage. CAI is negotiating with the lessors of these MMDS spectrum leases to enable it to use the leased spectrum for two-way services. CAI has previously completed a series of such negotiations with spectrum lessors in its Boston market, resulting in leases between CAI and various spectrum lessors in the Boston market that contemplate two-way transmission services. CAI believes that these leases are on terms and conditions that are fair and reasonable to the Company, and believes that it will continue to be able to negotiate revised leases with spectrum lessors in markets other than Boston on terms and conditions that are fair and reasonable to CAI.

      CAI has assembled significant spectrum rights in the northeast and mid-Atlantic regions of the United States. The table below outlines as of January 31, 1999 (except as indicated in the footnotes) the characteristics of the markets in which CAI has an operational subscription television system or in which CAI holds significant spectrum rights:

                                                        Number of     New Analog/
                                 Estimated Total      Analog/Digital   Digital
                                  Service Area          Channels        Channels       Number of
Market                            Households(a)        Available(b)   Applied For    Subscribers(c)
------                            -------------        ------------   -----------    --------------
New York City                      4,997,000                40             0             4,400
Long Island(d)                     1,084,000                22             6                 *
Philadelphia                       2,154,000                37             2            17,000
Boston                             1,007,000                31             2                 *
Washington, DC                     1,479,000                25             0               400
Pittsburgh                         1,011,000                32             1                 *
Baltimore                          1,054,000                32             1                 *
Hartford                             472,000                22             0                 *
Buffalo                              501,000                33             0                 *
Norfolk                              532,000                32             1             1,400
Providence                           843,000                28             5               400
Albany                               321,000                32             0             7,200
Syracuse                             279,000                22             3                 *
Rochester                            402,000                27             6             1,500
                                  ----------                                            ------
SUB TOTAL                         16,136,000                                            32,300
BTA Markets (See table below)      3,021,000                                                 *
                                  ----------                                            ------
GRAND TOTAL                       19,157,000                                            32,300
                                  ==========                                            ======

*     Market not yet in service.

(a) The Estimated Total Service Area Households in the service area represents the approximate number of households within a 35 mile radius of CAI's tower sites. These households may have been adjusted downward if any of CAI's markets overlapped with a subsequently acquired market (see table below). This information is based on estimates of CAI obtained using two EDX Engineering software programs,

      MSITE and POP90. Both of these programs use 1990 Census data to compile their information. Some of these households will be "shadowed" and therefore unable to receive CAI's service due to line-of-sight ("LOS") constraints. The percentage of estimated households in the service area that CAI estimates may be shadowed due to LOS constraints generally ranges from 10% to 60% depending upon the market. A certain amount of these LOS constraints may be overcome by the placement of beam benders and/or signal boosters or by properly designing a cellular network within a service area.

(b) The Number of Analog/Digital Channels Available comprises wireless cable channels and local broadcast channels that can be received by subscribers. Wireless cable channels are either licensed to CAI or leased to CAI from other license holders. There are no automatic rights to renew ITFS leases or certain MDS leases. The Number of Analog/Digital Channels Available includes 10 off-air channels in Philadelphia and 11 in New York City. The Number of Analog/ Digital Channels Available includes certain channels that are subject to FCC approvals or third party interference agreements. CAI has pending FCC applications concerning co-location of transmission sites and/or an increase in broadcast power with respect to 4 channels in Hartford, 8 channels in New York City, 9 channels in Providence, 9 channels in Norfolk, 5 channels in Boston and 4 channels in Long Island. The Number of Analog/Digital Channels Available includes ITFS channels that may not be available for commercial programming by CAI. CAI also has rights, either through licenses or leases, to 5 channels in Greensboro (1 available and 4 applied for), 4 available channels in Memphis, 2 available channels in Winston-Salem, 4 channels (applied for) in Raleigh/Durham and 4 channels (applied for) in Savannah, GA.

(c) The Number of Subscribers represents the number of analog subscription video subscribers as of March 31, 1999. See "CAI's Analog Subscription Video Business" description set forth below.

(d)   The Long Island market includes Nassau and Suffolk counties in New York
      State.

      The table below outlines as of January 31, 1999 the characteristics of the potential markets for which CAI was the successful bidder at the completion of the FCC Auction (defined below). The estimated total service area households in the table above may have been adjusted if the 35-mile Protected Service Area
(PSA) overlapped with any of the markets identified below. To the extent there was overlap between two PSAs, the number of estimated total service area households in such overlapping area was divided equally between the two affected markets.

                                 Estimated         Number of           New
                               Total Service     Analog/Digital   Analog/Digital
                                   Area            Channels          Channels
Market                          Households        Available(a)     Applied For
------                          ----------        ------------     -----------

Dover, DE                         155,000                3               12
Hyannis, MA                       214,000                1                0
Manchester, NH                    316,000                1                0
Worcester, MA                     353,000                9                0
New Haven, CT                     541,000                3                6
New London, CT                     96,000                1                0
Springfield, MA                   366,000               13                0
Poughkeepsie, NY                  258,000                2                4
Pittsfield, MA                    116,000                1                0
Glens Falls, NY                   142,000                4                9
Ithaca, NY                        183,000                1                8
Utica, NY                         153,000                2                4
Summit, NJ                        128,000                8                0
                                ---------
TOTAL                           3,021,000
                                =========

(a)   The number of channels currently owned or leased by CAI.

      CAI has focused on preserving these substantial channel rights in anticipation of developing digital systems that will allow CAI to utilize higher output power and compression technologies to increase channel capacity. CAI began to acquire its spectrum capacity in preparation for its obligations under the joint venture with Bell Atlantic and NYNEX, which required CAI to deliver a minimum number of channels in each of the markets subject to the agreement governing the joint venture. With the termination of the rights of Bell Atlantic and NYNEX under the joint venture, CAI continued to implement a preservation strategy that allowed CAI to utilize its significant spectrum capacity for the delivery of video, voice and data services, or various combinations thereof, subject to regulatory approval, as necessary for one or more strategic partners. This preservation strategy included the continued build-out of the transmission facilities in conformity with the FCC license perfection regulations, as well as the re-negotiation of spectrum leases when and as such leases mature.

      CAI's Analog Subscription Video Business. CAI currently operates six analog-based subscription video systems in New York City, Rochester and Albany, NY; Philadelphia, PA; Washington, DC, and Norfolk/Virginia Beach, VA. As of March 31, 1999, CAI provided subscription video services to approximately 32,300 subscribers. CAI's principal subscription video competitors in each of its markets are the hard-wire cable companies, and include Comcast Corp., Tele-Communications, Inc., Cox Cable Communications, Time Warner Cable and Cablevision Systems Corp.

      CAI has not actively sought to increase its video subscriber base in its existing analog operating systems. Originally, this decision was made in connection with the joint venture, which contemplated that CAI would be required to transfer all of its analog video subscribers to the appropriate affiliate of Bell Atlantic or NYNEX at the time such affiliate of Bell Atlantic or NYNEX became the provider of video programming in a particular market. CAI was not entitled to any compensation for subscribers so transferred, and there was no incentive for CAI to increase its subscriber base. With the suspension of the joint venture, CAI continues to explore the full capabilities of its MMDS spectrum, including uses for such spectrum other than subscription video delivery. Consequently, CAI has maintained its strategy of not pursuing video subscriber growth while it evaluates its business opportunities other than subscription video services. The policy of not pursuing subscriber growth has had a negative impact on CAI's revenues, which is only partially mitigated by the cost-savings associated with reduced marketing and other efforts ordinarily pursued in connection with increasing a subscriber base.

      In each of the principal analog-based subscription video markets served by CAI there is, and CAI believes there will continue to be, significant competition for households from hard-wire cable operators and digital satellite television operators. Additionally, CAI has experienced loss of subscribers to hard-wire cable providers in markets where CAI's channel offering is significantly less than the hard-wire cable providers, such as in CAI's New York City market, as a result of channel capacity limitations inherent in an analog-based MMDS operation.

      Digital Subscription Video. CAI committed significant funds and substantial engineering and regulatory efforts to the build-out of its digital MMDS system in Boston, MA. Initially, construction of the Boston system was undertaken in fulfillment of CAI's obligations under its agreements with Bell Atlantic and NYNEX for the provision of subscription video services by Bell Atlantic and NYNEX using MMDS spectrum. When Bell Atlantic and NYNEX abandoned digital video plans, CAI continued to construct the Boston system. In its continuation of the construction, however, CAI sought to build into the system the flexibility it believed was necessary to offer one-way, high-speed data services, as well as two-way MMDS services. CAI's Boston system is currently used for demonstrating digital video, voice and data transmission services.

      In connection with the build-out of the digital system in Boston, CAI, Bell Atlantic and NYNEX converted nearly 100% of the ITFS receive sites in Boston to enable the receive sites to receive the ITFS signals, as transmitted from CAI's digital head-end and repeater sites located in the Boston metropolitan area. The technology and equipment deployed and being used in Boston for digital video and other uses was devised primarily by CAI's engineering staff, working in conjunction with various equipment vendors.

      CAI has no definitive plans to launch, on its own, a full-scale commercial digital subscription video service in its Boston market at this time. CAI is fully committed to ensuring that its ITFS license holders in Boston can serve their respective receive sites with such license holders' digital video programming, a project that CAI believes is substantially completed in Boston. CAI has, however, delayed the full-scale launch of a commercial video service for the immediate future.

      High-Speed Data Services. CAI believes that, subject to regulatory approval, MMDS technology presents a viable option to traditional telephony providers as a "pipeline" through which Internet and commercial on-line services can be carried, especially for residential and small-to-medium sized businesses seeking a cost-effective means of accessing such on-line services. CAI also believes that the MMDS industry's systems, which can currently reach more than 50% of the nation's households, are superior to traditional telephone lines in terms of speed. An MMDS system is capable of transmitting data significantly faster than traditional telephony rates of 28.8 Kbps. Several MMDS operators, including CAI and CS, have successfully tested Internet access capabilities over their existing systems, using a traditional telephone line for the typically less data-intensive return path.

      Telephony. CAI also believes that, subject to regulatory approval, two-way, fixed flexible use of its MMDS spectrum includes telephony delivery services. CAI believes that the combination of digital compression, fiber loop and cellular technologies can be integrated into the MMDS spectrum, resulting in a single wireless platform capable of delivering a wide range of services, including telephony delivery services. CAI has explored adaptation of newly available, but as of yet commercially untested, technologies and intends to assess Broadband MMDS spectrum's ability to simultaneously provide a combination of video, voice and data delivery services. CAI believes that an MMDS system having one main transmitter and multiple booster sites can be designed using standard cellular network design principles to produce a relatively low-cost telephony delivery platform. CAI has commenced preliminary testing and has taken initial steps in furtherance of developing a telephony application for its MMDS spectrum. Although CAI believes that an MMDS system can be designed to provide telephony delivery services, it cannot assure that such a system could be designed, or that CAI would be capable of designing and constructing such a system. Furthermore, in the event that such a system could be designed, CAI cannot assure that it would receive the requisite regulatory approval to offer a telephony delivery service, that it would have the financial resources, alone or in conjunction with MCI WorldCom, necessary to design and construct a telephony delivery service in one or more of its markets, or that such service, if it was designed and constructed by CAI in one or more markets, could be successfully deployed in a commercially successful manner.

      CS' Markets. The table below outlines as of December 31, 1998 (except as indicated in the footnotes) the characteristics of the markets in which CS has an operational subscription video system or in which CS holds significant spectrum rights:

                                   Estimated
                                 Total Service     Wireless
                                     Area          Cable          Number of
Market                            Households(a)   Channels (b)  Subscribers(c)
------                            -------------   ------------  --------------

Bakersfield, CA                     162,000           32              7,100
Battle Creek/Kalamazoo, MI          231,000           12                  *
Cameron/Maysville, MO                65,000           33              3,100
Charlotte, NC(d)                    580,000           13                  *
Cleveland, OH                     1,178,000           29             18,200
Dallas, TX                          981,000           29              1,500
Dayton, OH(e)                       610,000           33              7,500
Fort Worth, TX                      540,000           33              1,100
Grand Rapids, MI                    346,000           16                300
Kalispell, MT(d)                     33,000           21                  *
Kansas City, MO(f)                  432,000           25                  *
Minneapolis, MN                     959,000           28              3,100
Napoleon/Bloom Center, IN(e)        141,000           20                  *
Nortonville/Effingham, KS            53,000           33              1,700
Rochester, MN                        57,000           25                  *
San Antonio, TX                     550,000           33             10,500

Scottsbluff, NE                      25,000           20                  *
Stockton/Modesto, CA                350,000           33                  *
Story City, IA(g)                    77,000           27                 --
Sweet Springs, MO(e)                 61,000           33              1,800
Wellsville, KS(e)                   229,000           33                  *
                                  ---------                          ------
TOTAL                             7,660,000                          55,900
                                  =========                          ======

      *     Market not yet in service.

      (a) The Estimated Total Service Area Households in the service area represents the approximate number of households within the service area for the primary transmitted in each market based on census data. The service area for a market varies based on a number of factors, including transmitter height, transmitter power and the proximity of adjacent wireless cable systems.

      (b) The Number of Channels Available comprises 6 MHz of bandwidth and are commonly referred to as wireless cable channels. Wireless cable channels are either licensed to CS or leased to CS from other license holders. There are no automatic rights to renew ITFS leases or certain MDS leases. The Number of Channels also includes certain channels that are subject to FCC approval of applications for new station authorizations, power increases, transmitter relocations, as well as third party interference agreements. The FCC's failure to grant one or more new station applications could decrease the number of channels. The FCC's failure to grant one or more power increase or transmitter relocation applications, or the failure to obtain certain third party interference agreement, could delay the initiation of service and/or reduce the coverage area of the affected system or systems. CS has the exclusive right to apply for 13 channels in the Wellsville market, which channels are included in the above table.

      (c) The Number of Subscribers represents the number of subscription video subscribers as of March 31, 1999. The Number of Subscribers does not include approximately 1,700 video subscribers attributable to Story City, IA. (See note (g) below.)

      (d) CS currently holds licenses for or leases five wireless cable channels and also has the right to develop nine additional channels, depending on interference considerations, in the Charlotte market as a result of its ownership of the Charlotte BTA.

      (e) When the FCC issues a station authorization, the licensee is afforded a certain period of time to complete construction. If the licensee cannot complete construction within the specified time frame, the licensee must file a request with the FCC for additional time to complete construction. The Napoleon/Bloom Center, Indiana market and the Wellsville, KS market have 20 channels each, all of which are the subject of currently pending requests for additional time to complete construction.

      (f) The Kansas City, Missouri market was acquired by the Company from People's Choice TV Corp. ("PCTV") in connection with an exchange consummated during the third quarter of 1997. The number of wireless channels includes 4 leased channels for which a consent from the lessor to assign the lease from PCTV to the Company remains outstanding.

      (g) CS assumed operational control of the Story City, Iowa market effective December 30, 1997. CS subsequently agreed to transfer the market to Heartland. See "Item 13--Certain Relationships and Related Transactions--Story City, Iowa Operating Market and Heartland Exit Transaction" in CS' Form 10-K for the fiscal year ended December 31, 1998.

      Additionally, CS owns or leases spectrum rights in Little Rock, Arkansas; Louisville, Kentucky; Muskegon, Michigan; Portsmouth, New Hampshire; and Oklahoma City, Oklahoma.

      As of March 31, 1999, CS operated wireless cable systems in Bakersfield, California; Cleveland and Dayton, Ohio; Dallas, Fort Worth, and San Antonio, Texas; Grand Rapids, Michigan; Cameron/Maysville and Sweet Springs, Missouri; Nortonville/Effingham, Kansas; and Minneapolis, Minnesota and has acquired channel rights in other markets including Charlotte, North Carolina and Stockton/ Modesto, California. Effective December 30, 1997, CS assumed operational control over the Story City, Iowa market; however, CS has agreed to transfer the market to Heartland Wireless Communications in connection with the transactions contemplated by the December 2, 1998 Master Agreement among CAI, CS and Heartland Wireless Communications. CS has markets that do not fit with its strategy of regional concentration, and therefore, it may sell or exchange such systems. CS had preliminary discussions with potential buyers but has not executed any definitive agreements with respect to the sale, trade, or other dispositions of such markets. CS has engaged a broker to assist it with the solicitation of interest in the purchase of certain markets.

CS' Service Offerings And Marketing

      Analog Subscription Video Services. CS provides analog wireless television services to the operational markets described in the table above. Typically, CS offers for subscription 28 to 33 channels with traditional off-air, cable and premium programming options. CS generally offers the services through direct marketing to prospective subscribers. In 1997, CS began to minimize marketing and capital expenditures associated with analog services and equipment in order to commit resources to digital technology. CS provided analog video programming to approximately 53,300 subscribers (excluding the Story City, Iowa market) as of March 31, 1999.

      Digital Subscription Video Services. The utilization of MMDS spectrum for the delivery of analog television channels is limited by the capacity of the spectrum; a full 6 MHz of spectrum is required for each analog channel. In 1996, CS began to develop an infrastructure for the purpose of delivering digital services. Compression technology allows 8-12 video signals to be transmitted per each 6 MHz channel. CS intended to commence a full commercial launch of digital television services in its Dallas market in 1997. CS provided digital video programming to approximately 2,600 subscribers as of March 31, 1999. Towards that goal, in 1997, CS signed an agreement with General Instrument Corporation for the purchase of equipment necessary to deliver digital signals to subscribers. The timely delivery of commercially viable equipment was an integral component of CS' plans to offer digital video service.

      Due to certain intervening events, CS and General Instrument agreed in February 1998 to amend certain contractual obligations relating to delivery dates, performance requirements, penalties and responsibilities in consideration for certain pricing concessions. In connection with the amendment, CS released General Instrument from any claims it may have had under the original agreement. Unfortunately, due to a variety of factors, the intended full-scale commercial launch has been indefinitely delayed. CS did commence a controlled roll-out of its digital video product to selected areas in its Dallas market subsequent to the end of the third quarter. CS evaluated the results of the controlled roll-out and determined that, absent the availability of certain equipment from General Instrument, a full-scale commercial launch of digital video service is not presently feasible. In March 1999, CS entered into an agreement with General Instrument providing for, among other things, the termination of the equipment purchase agreement executed in 1997, the return of certain inventory in satisfaction of an account receivable asserted by General Instrument, the continuing support by General Instrument of inventory and equipment retained by CS and mutual releases of certain claims asserted by each of General Instrument and CS.

      Additionally, in an effort to maximize the utilization of the MMDS spectrum, CS and CAI formed TelQuest Satellite Services LLC, a Delaware limited liability company ("TelQuest"), in August 1997. CS and CAI intended for TelQuest Satellite Services to develop and generate satellite systems providing digital services. CAI and CS hoped, via TelQuest Satellite Services, that they would be required to construct only one digital compression center to service all of the respective markets of CS and CAI. The utilization of a single compression center would result in significant cost savings by eliminating the need to construct compression centers in each market. In addition, CAI and CS hoped TelQuest Satellite Services would provide a direct to home service to enable delivery of services to locations that did not fall within a LOS view and, ultimately, provide a means by which valuable MMDS spectrum could be utilized for telephone and data delivery services. See "Certain Relationships and Related Transactions--TelQuest Satellite Services" in CS' Form 10-K for the fiscal year ended December 31, 1998.

      CS also converted its analog system in San Antonio, Texas to a hybrid digital format. However, the indefinite delay of the intended commercial launch in CS' Dallas market has caused management to delay completion of the conversion. In addition, one of CS' equipment vendors has advised CS that it intends to phase out and discontinue certain product lines, including products utilized by CS in its San Antonio market. CS is currently exploring alternatives to those equipment and services. Accordingly, CS may have to make additional expenditures with respect to customer installation and/or conversion activities in San Antonio. CS is evaluating its other markets to determine where and when to convert existing analog markets to digital or offer hybrid digital services in conjunction with existing or planned analog services. However, in the interim, CS intends to minimize capital expenditures relative to the conversion of analog markets to digital.

      Internet Access. The FCC has granted one way Internet access with respect to all channels in the MMDS spectrum. CS commenced a limited commercial offering of its Internet access services in the fall of 1997 for the purpose of evaluating several business strategies. At this time, CS is exploring and evaluating the costs and benefits of serving as an Internet Service Provider to commercial and/or residential accounts, providing transport services to existing or future Internet Service Providers and acting in the capacity of a reseller of Internet access. CS is presently capable of broadcasting Internet access services at speeds significantly faster than today's traditional 28.8 Kbps modems, and services approximately 250 subscribers in its Dallas and Ft. Worth markets as of March 31, 1999.

      Telephone Services. CS has entered into interconnection agreements with Southwestern Bell Corp. and GTE for the purpose of offering consumer and/or multiple dwelling unit operators a bundled package of video, Internet access and telephony services. Additionally, CS entered into an agreement with MCI WorldCom for the purpose of reselling long distance services.

      Marketing for Multiple Dwelling Units. CS entered into a contract in October 1997 with DIRECTV, Inc. for the purpose of offering enhanced programming choices to multiple dwelling units in certain of CS' analog markets. The contract enables CS to improve its product offering at a relatively lower capital cost in response to competitive pressures in certain selected markets. CS has commercially tested certain of its digital video services in multiple dwelling units in Dallas, Texas and has entered into service contracts with the owner and/or manager of certain multiple dwelling units in the Dallas/Fort Worth metropolitan area.

Regulation in the MMDS Industry

      The following section is a summary of regulation in the MMDS industry generally and applies to each of CAI and its subsidiaries, including but not limited to CS.

      General. The wireless cable industry is subject to regulation by the FCC pursuant to the Communications Act of 1934, as amended. The Communications Act empowers the FCC, among other things, to issue, revoke, modify and renew licenses within the spectrum available to wireless cable; to approve the assignment and/or transfer of control of such licenses; to approve the location of wireless cable system headends; to regulate the kind, configuration and operation of equipment used by wireless cable systems; and to impose certain equal employment opportunity and other obligations and reporting requirements on wireless cable channel license holders and operators.

      The FCC has determined that wireless cable systems are not "cable systems" for purposes of the Communications Act. Accordingly, a wireless cable system does not require a local franchise and is subject to fewer local regulations than a hard-wire cable system. Moreover, all transmission and reception equipment for a wireless cable system can be located on private property; hence, there is no need to make use of utility poles or dedicated easements or other public rights of way. Although wireless cable operators typically have to lease from third parties the right to use a certain portion of the channels utilized in any given system, unlike hard-wire cable operators they do not have to apply for and be awarded a local franchise or pay local franchise fees. In recent years, legislation has been introduced in some states, such as Illinois, Maryland, Pennsylvania and Virginia, to authorize state and local authorities to impose on all video program distributors (including wireless cable operators) a tax on the distributors' gross receipts comparable to the franchise fees cable operators pay. While the proposals vary among states, the bills all would require, if passed, as much as 5% of gross receipts to be paid by wireless distributors to local authorities. The industry opposed the state bills as they were introduced, and, in Pennsylvania, Virginia and Maryland, wireless cable systems were not subject to a new video gross receipts tax. However, Illinois adapted a 5% gross receipts tax applicable to wireless cable. It is not possible to predict whether new state laws will be proposed and enacted in other states which impose new taxes on wireless cable operators.

      The FCC licenses and regulates the use of channels by license holders and system operators. In the 50 largest markets, 33 6-MHz channels are available for wireless cable delivery services (in addition to any local broadcast television channels that can be offered to subscribers via an off-air antenna). In each geographic service area of all other markets, 32 6-MHz channels are available for wireless cable (in addition to any local broadcast television channels that can be offered to subscribers via an off-air antenna). Except in limited circumstances, 20 wireless cable channels in each of these geographic service areas are generally licensed only to qualified non-profit educational organizations (commonly referred to as ITFS channels). In general, each of these channels must be used a minimum of 20 hours per week per channel for instructional programming. The remaining "excess air time" on an ITFS channel may be leased to wireless cable operators for commercial use, without further restrictions (other than the right of the ITFS license holder, at its option, to recapture up to an additional 20 hours of air time per week for educational programming). Lessees of ITFS' "excess air time," generally have the right to transmit to their customers the educational programming provided by the lessor at no incremental cost. The FCC's rules permit ITFS license holders to consolidate their educational programming on one or more ITFS channels, thereby providing wireless cable operators leasing such channels greater flexibility in their use of ITFS channels. The remaining 13 channels available in most of the operating and targeted markets of each of CAI and CS are made available by the FCC for full-time usage without programming restrictions.

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

      During the year ended March 31, 1996, CAI participated in the FCC's BTA Auction for awarding available commercial wireless spectrum in 493 markets throughout the United States, identified as Basic Trading Areas in accordance with material copyrighted by Rand McNally & Company. The winner of an auction market has the right to apply for the available MMDS frequencies throughout the auction market, consistent with certain specified interference criteria that protect existing ITFS and MMDS channels. Existing ITFS and MMDS channel right holders also must protect the auction market winner's spectrum from power increases, tower relocations, or other changes to their stations. CAI was the successful bidder for 32 auction markets, costing CAI a total of $48.8 million. Pursuant to an agreement with CS, CAI has transferred seven auction markets located in CS' operating regions and for which CAI was the successful bidder, costing an aggregate of $12.6 million, to CS at cost. For each of the auction markets in which CAI was the successful bidder, CAI was required to submit the requisite FCC applications and make a down-payment (20% of such successful bid offset by amounts previously paid) within five business days of the announcement by public notice of the successful bid. When the authorization for an auction market is ready to be issued by the FCC, the FCC will release a public notice to that effect. Within 5 business days of such public notice, the successful bidder is required to remit the balance of its bid to the FCC, whereupon the auction market authorization will be issued by the FCC. As of March 31, 1999, authorizations for all but two of the auction markets for which CAI was the successful bidder have been issued by the FCC and paid for by CAI.

      In February 1995, the FCC amended its rules and established "windows" for the filing of new ITFS applications or major modifications to authorized ITFS facilities. The first filing "window" was October 16-20, 1995. (CAI supported a number of ITFS new station and major modification applications.) Where two or more ITFS applicants file applications for the same channels and the proposed facilities could not be operated without impermissible interference, the FCC employs a set of comparative criteria to select from among the competing applicants. More recently, the FCC concluded a rule-making proceeding that contemplates conducting auctions where two or more ITFS applicants file competing applications. The FCC has yet to implement rules to govern the ITFS auction process, nor has it set a date for an auction. Construction of ITFS stations generally must be completed within 18 months of the date of grant of the authorization. If construction of MMDS or ITFS stations is not completed within the authorized construction period, the licensee must file an application with the FCC seeking additional time to construct the station and demonstrate therein compliance with certain FCC standards. If the extension application is not filed or is not granted, the license will be deemed forfeited. ITFS and MMDS licenses generally have terms of 10 years. Licenses must be renewed thereafter, and may be revoked for cause in a manner similar to other FCC licenses. FCC rules prohibit the sale for profit of a conditional MMDS license or a controlling interest in the conditional licensee prior to construction of the station or, in certain circumstances, prior to the completion of one year of operation. However, the FCC does permit the leasing of 100% of an MMDS licensee's spectrum to a wireless cable operator and the granting of options to purchase a controlling interest in a license even before such holding period has lapsed.

      Wireless cable transmissions are subject to FCC regulations governing interference and reception quality. These regulations specify important signal characteristics such as modulation (i.e., AM/FM) or encoding formats (analog or digital). Until recently, FCC regulations required wireless cable systems to transmit only analog signals and those regulations needed to be modified, either by rule-making or by individual application, to permit the use of digital transmissions. CAI was a party to a petition for declaratory ruling filed in July 1995 seeking approval of interim regulations authorizing digital transmission. This petition was granted on July 9, 1996, and allows wireless license holders to operate digitally under current FCC interference rules. The license holder is, however, required to file for digital authorization.

      In September 1998, the FCC issued new rules that permit and regulate the deployment of MMDS spectrum for two-way services. The new rules facilitate the use of ITFS and MMDS channels for the distribution of voice and data services, in addition to video services, from multiple cell sites by implementing an expedited licensing scheme. The new licensing scheme contemplates the issuance of authorizations to operators and licensees to install, receive, and transmit antennas at subscriber locations within broad geographic areas around cell sites; the creation of contiguous spectrum for upstream and downstream transmissions by swapping and shifting channels; the creation of subchannels (less than 6 MHz) and superchannels (greater than 6 MHz); and the use of new modulations schemes (e.g., CDMA, TDMA, QPSK). Furthermore, the FCC changed certain ITFS leasing rules, including extending the maximum length of lease terms from ten to fifteen years, broadening the definition of educational usage to include data and voice distribution, and reducing the minimum amount of channel capacity an ITFS licensee must reserve for its own educational purposes to five percent of the total capacity. Several issues have been appealed and further rule changes are anticipated.

      The FCC also regulates transmitter locations and signal strength. The operation of a wireless cable television system requires the co-location of a commercially viable number of MMDS channels and operations with similar transmission characteristics (such as power and polarity). In order to commence the operations of certain markets of CAI and its subsidiaries, applications have been or will be filed with the FCC to relocate and modify existing transmission facilities. Under current FCC regulations, a wireless cable operator generally may serve subscribers anywhere within the line of sight of its transmission facility, provided that the signal complies with FCC interference standards.

      Under rules adopted by the FCC on June 15, 1995 and effective as of September 15, 1995, an MMDS channel license holder generally has a protected service area of 35 miles around its transmitter site. In launching or upgrading a system, a wireless cable company may wish to relocate its transmission facility or increase its height or power. If such changes cause the signal to violate interference standards with respect to the protected service area of other wireless license holders, the company desiring to relocate would be required to obtain the consent of such other license holders; however, there can be no assurance that such consents would be received.

      Change in Control Issues. Under federal law, the FCC must grant prior approval to any assignment or transfer of control involving an entity that holds a FCC license. The governing statute and the FCC's rules distinguish between minor and major changes of control, and the FCC thus has two different processes tailored to fit the extent to which the licensed entity undergoes changes: (a) a "short form" or pro forma change of control process that takes approximately two weeks from filing to grant, for use when, among other things, a licensed entity changes its form of doing business (e.g., from a partnership to a corporation) without effectuating any ownership changes of such entity, and (b) a "long form" change of control process that generally takes a minimum of two to four months, for use when, among other things, a licensed entity proposes to undergo a permanent change in the ownership of fifty percent (50%) or more of its voting securities.

      Although the FCC retains broad discretion with respect to the proposed transaction, there are relatively few well-established bases upon which an interested party can successfully challenge an application of this nature in the MMDS industry. Generally, other than determining that the prospective owners of the licensed entity are citizens of the United States and do not hold significant interests in hard-wire cable companies whose franchises overlap with the licensed entity's areas of operation, the FCC, upon concluding that the proposed transaction is in the public interest, will, in all likelihood, approve the subject transaction. Thus, absent a challenge, a long form application generally will be granted within approximately two to four months from the date it was filed. A challenge would extend the grant period by at least another two to three months, and we cannot predict when the FCC will actually dispose of such a challenge.

      Interference Issues. Interference from other wireless cable systems can limit the ability of a wireless cable system to serve any particular site. In licensing ITFS and MMDS systems, a primary concern of the FCC is avoiding situations where proposed stations are predicted to cause interference with the reception of previously authorized or proposed stations. Pursuant to FCC rules, a wireless cable system is generally protected from interference within a radius of 35 miles of the transmission site. In addition, modification and new station applications submitted after the FCC's BTA auction will be required to protect BTA auction winners from interference. The FCC's interference protection standards may make one or more of these proposed modifications or new grants unavailable. In such event, it may be necessary to negotiate interference agreements with the licensees of the systems which would otherwise block such modifications or grants. CAI cannot assure that it will be able to negotiate necessary interference agreements on acceptable terms. If CAI cannot obtain interference agreements required to implement acceptable plans for a market, it may have to curtail or modify operations in that market, utilize a less optimal tower location, or reduce the height or power of the transmission facility, any of which could have a material adverse effect on anticipated growth in that market. In addition, while leases with ITFS and MMDS licensees require their cooperation, it is possible that one or more channel lessors may hinder or delay the efforts of CAI to use the channels in accordance with its plans for the particular market.

      The 1992 Cable Act. On October 5, 1992, Congress enacted the 1992 Cable Act, which compels the FCC to, among other things:

      o approve comprehensive federal standards for the local regulation of certain rates charged by hard-wire cable operators,

      o     impose customer service standards on hard-wire cable operators,

      o govern carriage of certain broadcast signals by all multi-channel video providers, and

      o compel non-discriminatory access to programming owned or controlled by vertically-integrated cable operators.

      The rate regulations adopted by the FCC do not regulate cable rates once other multi-channel video providers serve, in the aggregate, at least 15% of the households within the cable franchise area. The FCC's customer service rules establish certain minimum standards to be maintained by traditional hard-wire cable operators. These standards include prompt responses to customer telephone inquiries, reliable and timely installations and repairs, and readily understandable billing practices. Although these rules do not apply to wireless cable operators, CAI believes that it provides and will continue to provide customer service superior to its hard-wire cable competitors.

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

      The 1992 Cable Act and the FCC's implementing regulations established cable rate regulations and imposed limits on exclusive programming contracts and prohibited programmers in which a cable operator has an attributable interest from discriminating against cable competitors with respect to the price, terms and conditions of programming. Under the Telecommunications Act of 1996, Congress directed the FCC to eliminate cable rate regulations for "small systems," as defined in the Telecommunications Act, and for large systems under certain prescribed circumstances, and for all cable systems effective March 31, 1999.

      While current FCC regulations are intended to promote the development of a competitive subscription television industry, the rules and regulations affecting the wireless cable industry may change, and any future changes in FCC rules, regulations, policies and procedures could have a material adverse effect on CAI. The extent to which wireless cable operators may continue to maintain a price advantage over traditional hard-wire cable operators could be diminished if statutory or regulatory provisions are adopted that strengthen or reimpose cable rate regulations. Strict rate regulation of cable rates would also tend to impede the ability of hard-wire cable operators to upgrade their cable plant and gain a competitive advantage over wireless cable.

      The Telecommunications Act of 1996. The Telecommunications Act, enacted in February 1996, could have a material impact on the MMDS industry and the competitive environment in which CAI and its subsidiaries operate. The Telecommunications Act has and will continue to result in comprehensive changes to the regulatory environment for the telecommunications industry as a whole. The legislation, among other things, substantially reduced regulatory authority over cable rates. Another provision of the Telecommunications Act afforded hard-wire cable operators greater flexibility to offer lower rates to certain of its subscribers, and would permit cable operators to offer discounts on hard-wire cable service to the subscribers or prospective CAI subscribers. The legislation also permits telephone companies to enter the video distribution business, subject to certain conditions. The entry of telephone companies into the video distribution business, with greater access to capital and other resources, could provide significant competition to the companies in the MMDS industry. In addition, the legislation afforded relief to direct broadcast satellite providers by exempting such providers from local restrictions on reception antennas and preempting the authority of local governments to impose certain taxes. The FCC has issued several orders implementing the Telecommunications Act, the most recent of which was released on March 29, 1999.

      Copyright. Under the federal copyright laws, permission from the copyright holder generally must be secured before a video program may be retransmitted. Under Section 111 of the Copyright Act, certain "cable systems" are entitled to engage in the secondary transmission of programming without the prior permission of the holders of copyrights in the programming. In order to do so, a cable system must secure a compulsory copyright license. Such a license may be obtained upon the filing of certain reports with and the payment of certain fees to the U.S. Copyright Office. In 1994, Congress enacted the Satellite Home Viewers Act of 1994 that enables operators of wireless cable television systems to rely on the cable compulsory license under Section 111 of the Copyright Act. For the year ended March 31, 1999, CAI paid approximately $80,000 in fees.

      Direct-to-Home satellite distributors rely on a compulsory license under a different provision, Section 119 of the Copyright Act, to retransmit distant broadcast signals to subscribers' homes in areas where local broadcast signals are difficult to receive. The satellite compulsory license expires in 1999 unless reauthorized by Congress. Legislation has been introduced which would renew the satellite compulsory license and increase the ability of Direct-to-Home services to transmitter broadcast signals into local loop areas. Renewal of the satellite compulsory license and enactment of provisions to retransmit local signals into local areas will enhance the ability of Direct-to-Home satellite services to compete with wireless cable systems.

      Retransmission Consent. Under the retransmission consent provisions of the 1992 Cable Act, wireless and hard-wire cable operators seeking to retransmit certain commercial television broadcast signals must first obtain the permission of the broadcast station in order to retransmit their signal. However, wireless cable systems, unlike hard-wire cable systems, are not required under the FCC's "must carry" rules to retransmit a specified number of local commercial television or qualified low power television signals. Although CAI cannot assure you that it will be able to obtain requisite broadcaster consents, management believes in most cases that CAI will be able to do so for little or no additional cost.

      Regulation by the FAA. In addition to regulation by the FCC, MMDS operators are subject to regulations by the Federal Aviation Administration with respect to construction of transmission towers and to certain local zoning regulations affecting construction of towers and other facilities. Local authorities, neighborhood associations and other similar organizations may impose restrictions limiting the use of certain types of reception equipment used by companies in the wireless cable industry. Future changes in the foregoing regulations or any other regulations applicable to CAI could have a material adverse effect on its results of operations and financial condition.

      State Mandatory Access Laws. Certain states have legislated that each resident of a multiple dwelling unit should not be denied access to programming provided by franchised cable systems, notwithstanding the fact that the multiple dwelling unit entered into an exclusive agreement with a non-franchised video program distributor. States with such "mandatory access" laws include Connecticut, Delaware, the District of Columbia, New Jersey, New York, Pennsylvania and Rhode Island. In several district courts, mandatory access laws have been held unconstitutional. Such laws could increase the competition for subscribers in multiple dwelling units. Local authorities may also impose additional restrictions. CAI cannot assure that it will not have to incur additional costs to comply with such regulations or restrictions.

Competition

      The following section is a summary of competition in the MMDS industry generally and applies to each of CAI and its subsidiaries, including but not limited to CS.

      The subscription television industry is highly competitive. The principal subscription television competitors of CAI in each market are traditional hard-wire cable, Direct-to-Home satellite services and private cable operators. In addition, home video cassettes compete with premium movie services offered by the cable television systems. In areas where several local off-air VHF/UHF broadcast channels can be received without the need for subscription television, cable television systems also have faced competition from the availability of broadcast signals generally and have found market penetration to be more difficult. Legislative, regulatory and technological developments may result in additional and significant competition, including competition from local telephone companies.

      Hard-Wire Cable. CAI's principal subscription television competitors in each market are traditional hard-wire cable operators. Hard-wire cable companies are generally well established and known to potential customers and have significantly greater financial and other resources than CAI. The competing hard-wire cable companies generally offer significantly increased channel line-ups, compared to between 22 to 42 channels (consisting of between 17 and 33 wireless cable channels and between 5 and 10 local off-air VHF/UHF broadcast channels) generally offered presently by CAI in its markets. According to a report issued by the FCC in December 1998, of the approximately 98 million total households nationwide with at least one television, approximately 95.1 million are passed by hard-wire cable systems, and of those homes that are passed by cable, approximately 65.4 million are hard-wire cable subscribers.

      Direct-to-Home (DTH). DTH satellite television services originally were available via satellite receivers which generally were 7-to-12 foot dishes mounted in the yards of homes to receive television signals from orbiting satellites. Until the implementation of encryption, these dishes enabled reception of any and all signals without payment of fees. The requirement that customers purchase decoders and pay for programming has reduced the popularity of DTH satellite television, although CAI will, to some degree, compete with these systems in marketing its services. Another form of DTH service is DBS, which involves the transmission of an encoded signal direct from a satellite to the customer's home. Because the signal is at a higher power level and frequency than most satellite-transmitted signals, its reception can be accomplished with a relatively small (18-inch) dish mounted on a rooftop or in a yard. In most areas of the country, DBS currently cannot, for technical and legal reasons, provide local VHF/UHF broadcast channels as part of its service, although many DBS subscribers receive such channels via standard over-the-air receive antennas. DBS may provide subscribers with access to broadcast network distant signals only when such subscribers reside in areas unserved by any broadcast station. The cost to a DBS subscriber for equipment and service is generally substantially higher than the cost to wireless cable subscribers. According to a report issued by the FCC in December 1998, there are approximately 7.2 million subscribers using DBS services.

      Private Cable. Private cable, also known as satellite master antenna television, is a multi-channel subscription television service where the programming is received by a satellite receiver and then transmitted via coaxial cable throughout private property, often multiple dwelling units, without crossing public rights of way. Private cable operates under an agreement with a private landowner to service a specific multiple dwelling unit, commercial establishment or hotel. The FCC amended its rules to provide point-to-point delivery of video programming by private cable operators and other video delivery systems in the 18 GHz band. Private cable operators compete with CAI for exclusive rights of entry into larger multiple dwelling units.

      Telephone Companies. The Telecommunications Act of 1996 removed many of the restrictions on the ability of local exchange carriers, including regional bell operating companies, to provide video programming directly to subscribers in their respective telephone service areas. Thus, while there remains a prohibition against a local exchange carrier acquiring a hard-wire cable operator within its telephone service area, local exchange carriers can build their own hard-wire cable systems. In addition to having the opportunity to install traditional hard-wire cable, local exchange carriers also have the option of installing high capacity fiber optic facilities. CAI believes that they will continue to maintain a cost advantage over installing hard-wire, fiber optic or open video distribution platforms due to the high capital expenditures associated with such technologies. Bell South Corporation has acquired wireless cable channel rights in Atlanta, GA, New Orleans, LA, and Miami, FL and begun to offer services in New Orleans and Atlanta. The competitive effect of the entry of telephone companies into the subscription television business, including wireless cable, is still uncertain.

      Local Off-Air VHF/UHF Broadcasts. Local off-air VHF/UHF broadcast television stations (such as ABC, NBC, CBS and Fox) provide free programming to the public. Previously, subscription television operators could retransmit these broadcast signals without permission. However, effective October 6, 1993, pursuant to the 1992 Cable Act, local broadcasters may require that subscription television operators obtain their consent before retransmitting local television broadcasts. CAI has obtained such consents for its operating systems and CAI will be required to obtain such consents in certain of its markets to re-broadcast any such channels. Although management believes that it will be able to obtain such consents, CAI cannot assure that it will be able to obtain all such consents. The FCC also has recently permitted broadcast networks to acquire, subject to certain restrictions, ownership interests in hard-wire cable systems. In some areas, several low power television stations authorized by the FCC are used to provide multi-channel subscription television service to the public. Low power television service transmits on conventional VHF/UHF broadcast channels, but is restricted to very low power levels, which limits the area where a high-quality signal can be received.

      Local Multi-Point Distribution Service (LMDS). In 1993, the FCC initially proposed to redesignate the 28 GHz band to create a new video programming delivery service referred to as LMDS. In July 1995, the FCC proposed to award licenses in each of 493 BTAs pursuant to auctions. Final rules were issued by the FCC, and the auction for LMDS spectrum was conducted, in February 1998. Bidders bid on an A-block license, consisting of 1,150 MHz of spectrum, and a B-block license, consisting of 150 MHz of spectrum, in each BTA. A total of 864 licenses were sold to 104 bidders for bids totaling $578.6 million. 161 licenses were not sold, including 121 A-block licenses and 40 B-block licenses. The FCC re-auctioned the unsold licenses in April and May of 1999 for a total of $45,069,450.

      The LMDS licensees share the 28 GHz frequency band with the Mobile Satellite Service and the 31 GHz band with state and local governments. The FCC allows the LMDS licensees to use the spectrum for a variety of services, including telephony, interactive video, video distribution, data transmission, teleconferencing, and other applications. Depending on the type and number of services offered, the cost of the customer-premises equipment could range from $300 (for a video receive antenna) to $1,000 (for telephony, video, and data capabilities).

      Other Competitive Factors. In addition, within each market, CAI initially must compete with others to acquire, from the limited number of MMDS channels issued or issuable, rights to a minimum number of MMDS channels needed to establish a commercially viable system. Digital capability is essential for MMDS to compete with hard-wire cable, which in its current analog state offers between 36 to 90 channel offerings depending on a given market. With the deployment of digital, hard-wire cable is expected to offer over 150 channels. CAI has lost television subscribers to hard-wire cable competitors in certain of its markets due to the channel capacity limitations inherent in an analog-based MMDS operation. In addition, within each market, CAI initially must compete with others to acquire, from the limited number of MMDS channels issued or issuable, rights to a minimum number of MMDS channels needed to establish a commercially viable system. Aggressive price competition or the passing of a substantial number of presently unpassed households by any existing or new subscription television service could have a material adverse effect on the results of operations and financial condition of CAI.

      New and advanced technologies for the subscription television industry, such as digital compression, fiber optic networks, DBS transmission, video dialtone, and LMDS are in various stages of development of commercial deployment. These technologies are being developed and supported by entities, such as hard-wire cable companies and regional bell operating companies, that have significantly greater financial and other resources than CAI. These new technologies could have a material adverse effect on the demand for MMDS subscription television services. CAI cannot assure that it will be able to compete successfully with existing competitors or new entrants in the market for subscription television services.

      CAI will also face intense competition from other providers of data and telephony transmission services if such services are implemented on a commercial basis. Such competition is increased due to the fact that MMDS spectrum has not traditionally been utilized to deliver such alternative services, and consumer acceptance of such services delivered via MMDS technology is unknown at this time. Many of the existing providers of data transmission and telephony services, such as long distance and regional telephone companies, have significantly greater financial and other resources than CAI. In addition, CAI cannot assure that there will be consumer demand for alternative uses of the MMDS spectrum such as data transmission, including Internet access services, and telephony delivery services, that CAI will be able to compete successfully against other providers of such services, or that it will be able to achieve profitability from such services in future years.

Employees

      As of June 21, 1999, CAI had a total of approximately 310 employees, including 190 employees of CS and TelQuest, of which none were subject to collective bargaining agreements. CAI has never experienced a work stoppage and believes that employee relations are good.

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

                            ITEM 3. LEGAL PROCEEDINGS

In Re CAI Wireless Systems, Inc., Debtor, Chapter 11 Case No. 98-1766 (JJF) and In Re Philadelphia Choice Television, Inc., Debtor, Chapter 11 Case No. 98-1765
(JJF). On July 30, 1998, CAI and one of its wholly-owned subsidiaries, Philadelphia Choice Television, Inc., filed voluntary petitions under Chapter 11, Title 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware. The reorganization plan proposed by CAI and Philadelphia Choice Television was confirmed by the Bankruptcy Court on September 30, 1998. CAI and Philadelphia Choice Television consummated the reorganization plan and emerged from Chapter 11 on October 14, 1998. The case remains open, with the Bankruptcy Court retaining limited jurisdiction, pending the entry of a final decree closing the case.

      In Re CAI Wireless Systems, Inc. Securities Litigation. CAI and certain individuals were named in six class action lawsuits alleging various violations of the federal securities laws filed in the United States District Court for the Northern District of New York. The actions were consolidated into one lawsuit entitled In Re CAI Wireless Systems, Inc. Securities Litigation (96-CV-1857), which is currently pending in the Northern District of New York against Jared E. Abbruzzese, chairman and chief executive officer of CAI, John J. Prisco, a former president, chief operating officer and director of CAI, and Alan Sonnenberg, a former president and director of CAI. The amended, consolidated complaint alleges a variety of violations of the anti-fraud provisions of the Federal securities laws by CAI arising out of its alleged disclosure (or alleged omission from disclosure) regarding its Internet and other flexible use of MMDS spectrum, as well as its business relationship with Bell Atlantic and NYNEX. Specifically, the complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under the Securities Exchange Act, during the specified class period, May 23, 1996 through December 6, 1996. CAI notified the carrier of its Directors' and Officers' Liability insurance policy, which is intended to cover not only CAI's officers and directors, but also CAI, itself, against claims such as those made in the securities lawsuit. The policy covers up to $5,000,000 of any covered liability, subject to a retention amount of $500,000. The securities lawsuit is in its preliminary stages. A scheduling conference was held on June 3, 1997, at which the briefing schedule for defendants' motion to dismiss was agreed upon among the parties. The defendants' motion to dismiss was heard by the Northern District of New York on October 17, 1997 and is still pending. While the motion is pending, all other deadlines affecting motions and discovery have been postponed. CAI's plan of reorganization provided no recovery to any holder of CAI's equity or to any holder of an equity-based claim, such as the claims made against CAI in the securities lawsuit. Upon the confirmation of CAI's plan of reorganization on September 30, 1998 and the October 14, 1998 consummation of the plan of reorganization, plaintiffs' claims against CAI in the securities lawsuit were discharged and released by order of the Bankruptcy Court. Furthermore, the securities lawsuit plaintiffs were enjoined from continuing their action against CAI. A Memorandum of Understanding outlining a settlement in the amount of $3,000,000 (all of which will be covered by the proceeds from the above-referenced liability insurance policy) has been executed by counsel to all parties. The parties anticipate executing a settlement agreement shortly and submitting such agreement to the court for final disposition of this action. Accordingly, CAI's management believes the securities lawsuit will not have a material adverse effect on CAI's earnings, financial condition or liquidity.

      Joe Hand Promotions, Inc. v. CAI Wireless Systems, Inc. d/b/a POPVISION Wireless Cable and as a third party defendant in Joe Hand Promotions, Inc. v. 601 L & P Bar, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. These actions arise out of the alleged improper broadcasts of certain sporting events in commercial establishments in violation of the alleged distributor's exclusive broadcast rights. The complaints seek actual compensatory damages in unspecified amounts, together with statutory penalties claimed for alleged violations of federal statutes. The plaintiff, Joe Hand Promotions, alleged that it is the exclusive distributor of certain televised sporting events in the greater Philadelphia area for commercial establishments, and alleged the improper broadcast by CAI of such events in approximately five instances. The lawsuits were in the preliminary stages when CAI commenced its Chapter 11 case. Action against CAI in these lawsuits has been suspended by the court. CAI believes that in the event of an adverse outcome, the amount would not be material given the nature of the claims.

      Other Litigation. CAI is the defendant in two separate breach of contract actions arising out of separate alleged marketing agreements entered into by ACS Enterprises, Inc. prior to its merger with CAI in September 1995. The first action, pending in the Court of Common Pleas, Montgomery County, Pennsylvania, seeks unspecified damages in excess of $30,000. The action has been stayed as a result of the CAI bankruptcy. The second lawsuit, pending in the Court of Common Pleas in Philadelphia County, also seeks unspecified damages in excess of $50,000. Plaintiff is currently conducting its discovery.

      On or about June 18, 1999, an action was filed in the New York Supreme Court for the County of Albany captioned Bogdan and Faist, P.C. v. CAI Wireless Systems, Inc., Index No. 3463-99. The complaint asserts that CAI has failed to transfer to the plaintiff unspecified property and property rights in breach of an alleged contract between the plaintiff and CAI. The complaint seeks to require CAI to specifically perform under the alleged contract. Management believes that this action is without merit and intends to vigorously defend this lawsuit.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to shareholders during the last three months of the fiscal year ended March 31, 1999.

                                     PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      On January 8, 1998, the CAI common stock outstanding prior to the CAI bankruptcy (which traded under the symbol "CAWS") was removed from The Nasdaq National Market to The Nasdaq SmallCap Market due to CAI's failure to meet the applicable net tangible asset listing requirement imposed by Nasdaq. As a condition to listing on The Nasdaq SmallCap Market , CAI was required to maintain compliance with a $1.00 per share bid price for a defined interim period. Effective January 13, 1998, as a result of failing to maintain the $1.00 per share bid price, the CAI common stock outstanding prior to the CAI bankruptcy was de-listed from The Nasdaq SmallCap Market. As of October 15, 1998, no market existed for the pre-bankruptcy CAI common stock.

      The CAI common shares issued in connection with the CAI bankruptcy are traded in the over-the-counter market on the electronic bulletin board under the ticker symbol "CWSS."

      The following table sets forth, on a per share basis, the high and low closing sale prices of the pre-bankruptcy CAI common stock, as reported by the National Association of Securities Dealers, Inc. for the first three quarters of CAI's fiscal year ended March 31, 1998. The following table also sets forth, on a per share basis, the range of reported high and low bid quotations on the over-the-counter electronic bulletin board, as derived from the National Association of Securities Dealers, Inc. for the fourth quarter of CAI's fiscal year ended March 31, 1998, each quarter of CAI's fiscal year ended March 31, 1999 and for the first quarter of the fiscal year ended March 31, 2000 (through June 21, 1999). Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                                Closing Sale Prices
                                                -------------------
                                               High             Low
Fiscal Year Ended March 31, 1998:
        First Quarter:                        $2.00            $1.03
        Second Quarter:                       $1.94            $0.94
        Third Quarter:                        $2.50            $0.88

                                                  Bid Quotations
                                                -------------------
                                               High             Low
Fiscal Year Ended March 31, 1998:
        Fourth Quarter:                      $1.34375          $0.375

Fiscal Year Ended March 31, 1999:
        First Quarter:                        $0.475           $0.11
        Second Quarter:                       $0.125          $0.0075
        Third Quarter (1):                   $1.71875          $0.015
        Fourth Quarter:                       $7.750          $0.6563

Fiscal Year Ended March 31, 2000

        First Quarter (through June 21,
        1999):                               $28.8750         $7.1875

(1) Represents the high and low bid quotations for the post-bankruptcy CAI common shares, which began trading on October 28, 1998.

      As of June 21, 1999, CAI had approximately 100 shareholders of record, including participants in security position listings, as defined in Exchange Act Rule 17Ad-8.

                                  DIVIDENDS

      CAI has never paid cash dividends on CAI common shares and does not currently intend to pay cash dividends on CAI common shares in the foreseeable future. Since CAI generally conducts, and in the future intends to conduct, operations through subsidiaries, CAI's ability to declare or pay cash dividends will depend in part on the ability of CAI's present and future subsidiaries to declare or pay cash dividends to CAI. Any future determination by CAI to pay cash dividends on CAI common shares will be within the discretion of the CAI board and will depend upon the earnings of CAI, CAI's financial condition and capital requirements and other financial factors which are considered relevant by the CAI board.

      Pursuant to certain restrictive covenants contained in the instruments governing CAI's indebtedness, including the indenture governing the 13% Senior Notes and the note purchase agreement governing the terms of the 13% Senior Secured Notes, CAI cannot declare or pay any dividends or make any distributions on CAI common shares. Also, CAI may not purchase or redeem any of its shares, including warrants and options. Pursuant to certain restrictive covenants contained in the instruments governing CS' indebtedness, including the indenture governing CS' 11.375% Senior Discount Notes, CS is prohibited from declaring or paying any dividends or making any distributions to CAI. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

                      ITEM 6. SELECTED FINANCIAL DATA

      The following summary should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein (in thousands, except per share data):

                                       Reorganized
                                        Company                                  Predecessor Entity
                                       -----------    --------------------------------------------------------------------
                                         Period           Period
                                       October 15,    April 1, 1998
                                        1998 to             to         Year Ended    Year Ended     Year Ended  Year Ended
                                        March 31,       October 14,     March 31,     March 31,      March 31,   March 31,
                                        1999(1)(2)         1998(2)         1998          1997         1996(3)     1995(4)
                                        ----------         -------         ----          ----         -------     -------
Summary of Operations:
   Revenue                            $  15,433         $  11,481       $  28,622     $  36,327     $ 30,682     $ 5,148
   Interest expense                     (30,938)          (18,243)        (47,227)      (40,806)     (24,608)     (1,734)
   Equity in losses of affiliates       (38,741)          (45,484)        (31,747)      (17,600)          --          --
   Write-down of impaired assets             --                --         (73,500)           --           --          --
   Reorganization costs                      --           (17,101)             --            --           --          --
   Write-down equity investment              --                --         (23,570)           --           --          --
   Net loss before extraordinary
     item                              (110,648)          (99,906)       (231,261)      (82,298)     (40,986)    (14,107)
   Extraordinary net gain from
     early extinguishment of debt            --            85,356           5,346            --           --          --
   Net loss                            (110,648)          (14,550)       (225,915)      (82,298)     (40,986)    (14,107)
   Preferred stock dividends                 --                --         (13,891)      (13,011)      (5,879)       (328)
   Basic and diluted loss per
     new common share(5)                  (6.42)
Weighted average number of common
  shares outstanding(5)                  17,241

                                      March 31,                          March 31,    March 31,      March 31,   March 31,
                                      1999(1)(2)                            1998         1997          1996        1995
                                      ----------                            ----         ----          ----        ----
Financial Condition:
   Wireless channel rights            $ 307,182                         $ 194,051     $ 207,681    $ 205,974    $ 46,192
   Investment in CS                          --                            43,338        88,535      113,054          --
   Property and equipment                68,436                            49,898        69,767       52,569      21,840
   Total assets                         483,454                           351,466       542,340      698,795      78,461
   Long-term Debt                       353,140                           312,089       311,787      318,435      29,532
   Redeemable preferred stock                --                                --        87,821       92,883      18,378
   Shareholders' equity (deficit)        34,643                           (23,402)      114,690      192,611      22,115

(1) The selected consolidated financial data include the accounts of CAI Wireless Systems, Inc. and its wholly-owned subsidiaries and, effective as of December 2, 1998, its approximately 94% ownership of CS and its 60% interest in TelQuest. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial position and results of operations for CS and TelQuest are consolidated into the Company's financials as of and for the four months ended March 31, 1999. All acquisitions of companies have been accounted for on the purchase method of accounting and the purchase prices have been pushed down to the acquired companies, primarily to wireless channel rights and goodwill.
(2) During the period from July 30, 1998, the date of CAI's Chapter 11 bankruptcy petition, through October 14, 1998, the date of bankruptcy consummation, contractual interest of $4,956 was not recorded because it is an unsecured, unallowed charge in the bankruptcy proceeding. In addition, the Company's financial accounting during a Chapter 11 proceeding utilized the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The emergence from the Chapter 11 proceeding resulted in the creation of a new reporting entity without any accumulated deficit and with the Company's assets and liabilities restated to their estimated fair values. Due to the application of fresh-start reporting, the financial statements for periods after the reorganization are not comparable in all respects to the financial statements for periods prior to the reorganization, primarily with respect to depreciation and amortization. Accordingly, this period is separated on the selected financial data by a vertical black line.
(3) The Company acquired ACS Enterprises, Inc. and Eastern Cable Networks of Washington, Inc. on September 29, 1995. Also, the Company closed a series of transactions with Nucentrix Broadband Networks, Inc. wherein CS received certain assets from Nucentrix in exchange for CS common stock and cash.
(4) The Company acquired assets constituting the New York system on January 9, 1995.
(5) Per share data for the pre-reorganized periods are not presented as such amounts are not meaningful.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      Throughout this section, when we refer to the term "Company," we mean CAI Wireless Systems, Inc. and its subsidiaries, including its wholly-owned subsidiaries and its partially-owned subsidiaries, including CS Wireless Systems, Inc., TelQuest Satellite Services LLC, CAI Data Systems, Inc., CAI Satellite Communications, Inc. and MMDS Satellite Ventures, Inc., on a consolidated basis, from and after October 14, 1998. When we refer to the term "Predecessor Entity," we mean CAI Wireless Systems, Inc. and its subsidiaries prior to October 14, 1998. When we refer to the terms "CAI" and "CS," we mean CAI Wireless Systems, Inc. and CS Wireless Systems, Inc., respectively, each on a stand-alone basis. When we refer to "MMDS spectrum," we mean the Multichannel Multipoint Distribution Service channels, Multichannel Distribution Service channels, Instructional Television Fixed Service channel and wireless communications service spectrum regulated by the Federal Communications Commission that are owned or controlled by CAI Wireless Systems, Inc. and its subsidiaries.

      The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the Company's operating results, and plans and objectives of management for future operations and its products and services, constitute forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results of the Company may differ materially from those in the forward looking statements and may be affected by a number of factors including the Company's ability to satisfy the various conditions contained in the Agreement and Plan of Merger among CAI, MCI WORLDCOM, Inc.("MCI WorldCom") and Cardinal Acquisition Subsidiary Inc., the receipt of regulatory approvals necessary to consummate the merger transaction, the receipt of regulatory approvals necessary to deploy alternative uses of its MMDS spectrum and other factors contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this annual report and in CAI's securities filings. There can be no assurance that the transactions contemplated by the Agreement and Plan of Merger will be consummated on a timely basis, if at all.

Overview

      General. The Company provides wireless broadband and subscription video services utilizing MMDS spectrum primarily in the northeastern, midwestern and southcentral regions of the United States. CAI operates six analog-based subscription video systems providing video services to approximately 32,300 subscribers as of March 31, 1999. CAI's operating systems are located in New York City, Rochester and Albany, NY; Philadelphia, PA; Washington, D.C., and Norfolk/Virginia Beach, VA. CS operates 11 subscription video systems providing video services to approximately 55,900 subscribers as of March 31, 1999 (exclusive of subscribers in the Story City, Iowa market). CS' operating systems are located in Bakersfield, CA; Grand Rapids, MI; Sweet Springs and Cameron/Maysville, MO; Cleveland and Dayton, OH; San Antonio, Ft. Worth and Dallas, TX; Minneapolis, MN; and Nortonville/Effingham, KS. In addition to its 17 operating markets, the Company owns the BTA authorization from the FCC or has aggregated MMDS spectrum rights in 30 unconstructed markets. CAI also provides high-speed Internet access on a wholesale basis in Boston, New York City and Rochester, New York. CS also provides high-speed Internet access in its Ft. Worth and Dallas markets utilizing MMDS spectrum.

      On July 30, 1998, CAI and Philadelphia Choice Television, Inc., one of its wholly-owned subsidiaries, filed voluntary petitions under Chapter 11, Title 11 of the United States Code. The reorganization plan proposed by CAI and Philadelphia Choice Television, Inc. was confirmed by the Bankruptcy Court on September 30, 1998. CAI and Philadelphia Choice Television, Inc. consummated the reorganization plan and emerged from Chapter 11 on October 14, 1998. The case remains open, with the Bankruptcy Court retaining limited jurisdiction, pending the entry of a final decree closing the case.

      Although CAI has emerged from bankruptcy, the recurring losses of the Company (and the Predecessor Entity prior to the bankruptcy), restrictions on the Company's ability to obtain additional financing and substantial commitments for capital expenditures raise significant doubt about the Company's ability to continue as a going concern. The Company's business plan is to maintain its MMDS spectrum capacity while searching for a strategic partner interested in utilizing the Company's MMDS spectrum in a two-way digital environment.

      On April 26, 1999, CAI entered into an agreement and plan of merger with MCI WORLDCOM, Inc. and Cardinal Acquisition Subsidiary Inc., a wholly-owned subsidiary of MCI WorldCom, which agreement provides for CAI shareholders to receive $28.00 per CAI common share in cash upon the merger of CAI with Cardinal Acquisition Subsidiary. The transaction is subject to customary conditions, including receipt of required regulatory approvals. In connection with the execution of the merger agreement, CAI also granted to MCI WorldCom an option to purchase 6,090,481 CAI common shares at $28.00 per share, subject to certain conditions.

      While the Company anticipates that the merger will be consummated during the third quarter of calendar year 1999, there can be no assurance that the merger will be consummated or that CAI will become a wholly-owned subsidiary of MCI WorldCom. In the event, however, that the merger is not consummated, the Company will not be able to meet its cash needs without additional borrowings or the issuance and sale of equity or debt. There can be no assurance that the Company would be able to borrow or raise such additional amounts, or that the terms pursuant to which the Company may be able to borrow or raise such funds would be on terms satisfactory to the Company.

      On March 23, 1999, MCI WorldCom entered into separate agreements to acquire, among other things, an aggregate of approximately 10,555,140 issued and outstanding CAI common shares owned by various third parties, representing approximately 61.2% of the issued and outstanding CAI common shares entitled to vote on the merger. According to MCI WorldCom, the agreements provide that each of the sellers' and MCI WorldCom's obligations to sell or purchase, as the case may be, the CAI common shares is subject to certain conditions. On June 4, 1999, MCI WorldCom completed the acquisition of 8,284,425 CAI common shares pursuant to one such agreement, thereby becoming a 48% shareholder of CAI. MCI WorldCom also holds $119,412,609 aggregate principal amount of CAI's 13% senior notes due 2004, $80,000,000 aggregate principal amount of CAI's senior secured notes due 2000 (issued under CAI's exit facility, described below) and $215,750,000 aggregate principal amount of CS' 11.375% senior discount notes due 2006. MCI WorldCom has agreed to vote its CAI common shares in favor of the merger.

      Reorganization. As indicated above, during the fiscal year ended March 31, 1999, CAI and one of its wholly-owned subsidiaries reorganized under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 case commenced on July 30, 1998 in the United States Bankruptcy Court for the District of Delaware. The reorganization plan was confirmed by the Bankruptcy Court on September 30, 1998 and CAI consummated the reorganization plan and emerged from Chapter 11 on October 14, 1998.

      In connection with the consummation of the reorganization plan, CAI recorded an extraordinary gain of $85.4 million reflecting the extinguishment of debt. Long-term debt totaling approximately $308 million, including accrued interest thereon and associated issuance costs, were replaced with $100 million aggregate principal amount at issuance of CAI's 13% senior notes due 2004, 91% of the equity of reorganized CAI and approximately $16.5 million in cash. The extinguished debt of CAI included $275 million aggregate principal amount of CAI's 12.25% senior notes due 2002, CAI's 12% subordinated note in the principal amount of $30 million and approximately $2.8 million aggregate principal amount of acquisition-related subordinated notes of CAI, together with interest accrued thereon.

      The CAI reorganization plan did not provide any recovery for the holders of CAI equity, or holders of claims against CAI based upon or arising out of the purchase or sale of CAI equity securities. Consequently, 40,543,039 shares of CAI common stock, without par value, together with all options and warrants to purchase such common stock, were cancelled on October 14, 1998. CAI issued 15,000,000 shares of new CAI common stock, par value $.01 per share, to the holders of the 12.25% senior notes, the 12% subordinated note and the acquisition-related notes. CAI also issued 2,241,379 shares of CAI common stock on October 14, 1998 to Merrill Lynch Global Allocation Fund, Inc. ("MLGAF"), in connection with an $80 million credit facility provided by MLGAF to CAI.

      Impact of Fresh-Start Reporting on Results of Operations. In connection with its emergence from Chapter 11, CAI adopted fresh-start reporting in accordance with Statement of Position ("SOP") 90-7 of the American Institute of Certified Public Accountants. Under fresh-start reporting, the reorganization value of CAI has been allocated to its assets and liabilities on a basis substantially consistent with purchase accounting. The portion of reorganization value not attributable to specific assets has been recorded on the balance sheet as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets." Certain fresh-start reporting adjustments, primarily related to the adjustment of CAI's assets and liabilities to fair market values as of October 14, 1998, the date CAI consummated its Chapter 11 case, will have a significant effect on future statements of operations. The more significant adjustments relate to increased amortization expense relative to reorganization value in excess of amounts allocable to identifiable assets and wireless channel rights.

      Consolidation of CS into CAI. On December 2, 1998, CAI acquired 3,836,035 shares of CS common stock from Nucentrix Broadband Networks, Inc. ("Nucentrix" formerly known as Heartland Wireless Communications, Inc.) for approximately $1.5 million. The purchase was part of a series of transactions contemplated by a Master Agreement dated as of December 2, 1998 among CAI, CS and Nucentrix. In addition to the stock purchase and certain other transfers of assets between CS and Nucentrix, the parties agreed to terminate the Stockholders' Agreement dated as of February 23, 1996 among CAI, CS and Nucentrix. Shortly after the December 2, 1998 closing of the CS stock purchase and termination of the

Stockholders' Agreement, CS purchased the 3,836,035 shares of CS common stock from CAI for the same price that CAI had paid Nucentrix for such stock. As a result of these transactions, CAI became the 94% stockholder of CS, and all agreements with respect to the control of CS among CAI, CS and Nucentrix terminated. Accordingly, the financial condition and results of operations of CS as of and for the four-month period ended March 31, 1999 have been accounted for under the purchase method of accounting and consequently consolidated into the Company's financial statements effective December 2, 1998.

      Notwithstanding such consolidation, CS continues to operate as a stand-alone entity, 94% of which is owned by CAI. The remaining 6% of the common stock of CS is held by certain unaffiliated third parties and holders of CS' $400,000,000 aggregate principal amount of its Series B 11.375% senior discount notes due 2006. CS also maintains the CS Wireless Systems, Inc. Incentive Stock Plan, pursuant to which options to purchase 521,291 CS common shares at $6.50 per share and options to purchase 112,526 CS common shares at $9.40 per share were outstanding at December 31, 1998.

      Secured Borrowings. On November 25, 1997, CAI repaid approximately $17.3 million, representing all amounts outstanding under a credit facility provided to CAI by Foothill Capital Corporation ("Foothill") and affiliates of Canyon Capital Management, L.P. ("Canyon"). The repayment consisted of $15.3 million in principal amount, $1.6 million in fees and $350,000 in interest on the outstanding amount. The repayment was made in advance of maturity of the credit facility. Consequently, CAI recorded an extraordinary charge in the third quarter of the fiscal year ended March 31, 1998 of approximately $4.7 million, representing the costs associated with this credit facility that CAI was originally amortizing over the two-year term of the credit facility.

      CAI obtained the funds to repay Foothill and Canyon through the issuance and sale to MLGAF on November 25, 1997 of $25 million aggregate principal amount of CAI's 13% senior secured notes. CAI sold an additional $2 million of its 13% senior secured notes on January 26, 1998, and an additional $18 million of its 13% senior secured notes on February 17, 1998. At March 31, 1998, CAI had issued and outstanding $45 million aggregate principal amount of its 13% senior secured notes, all of which, at that time, were held by MLGAF. The 13% senior secured notes were short-term obligations of CAI, which matured on June 30, 1998 and were extended. Principal and interest at a per annum rate of 13%, together with a commitment fee of $730,000, were satisfied with the DIP facility mentioned below.

      On July 30, 1998, in connection with the filing of its voluntary petition under Chapter 11, CAI obtained from MLGAF a debtor-in-possession (DIP) credit facility in the principal amount of $60 million. In accordance with the terms of the DIP facility, the $45 million aggregate principal amount of 13% senior secured notes, together with all interest and fees thereon, were converted into amounts due under the DIP facility. The balance of the DIP facility of approximately $10.9 million was made available to CAI for use during its Chapter 11 case.

      On October 14, 1998, in connection with the consummation of CAI's reorganization plan, CAI obtained from MLGAF an $80 million exit facility. All amounts due under the DIP facility, including $60 million in principal, approximately $1.7 million in accrued and unpaid interest, and a $600,000 commitment fee were repaid out of the proceeds from the exit facility. CAI realized net proceeds of approximately $16 million after repaying all such amounts and certain commitment fees associated with the exit facility.

      The exit facility is governed by the terms of a note purchase agreement dated October 14, 1998. The exit facility consists of two tranches: Tranche A and Tranche B. Tranche A is a $30 million senior secured loan bearing interest at 10.5% compounded semi-annually and evidenced by a senior secured A note. CAI has granted a first priority lien on and security interest in and to all of its assets to secure performance of CAI obligations with respect to Tranche A. Tranche B is a $50 million senior secured loan bearing interest at 13% per annum and evidenced by a senior secured B note. CAI has granted a second priority lien on and security interest in and to all of its assets to secure performance of its obligations with respect to Tranche B.

      In addition to the liens granted by CAI, substantially all of CAI's wholly-owned subsidiaries have guaranteed the obligations of CAI with respect to the exit facility. The subsidiaries have granted a lien on and security interest in and to all of their respective assets to secure their performance under such subsidiary guaranties.

      The exit facility is a two-year credit facility, maturing on October 14, 2000. CAI was required to pay a 1% facility fee equal to $300,000 on the Tranche A amount at the closing of the exit facility. In addition, CAI is required to pay an 8% facility fee equal to $4 million on the Tranche B Amount, of which CAI paid $1.5 million at the closing of the exit facility.

The remaining $2.5 million balance of the Tranche B facility fee is payable at the maturity of the exit facility (by its term, acceleration or otherwise).

      CAI issued 2,241,379 CAI common shares to MLGAF as additional consideration for providing the exit facility.

      Exchange of Bell Atlantic Securities. On March 3, 1998, MLGAF exchanged $30 million of CAI's 14% term notes and $70 million of CAI's 14% senior preferred stock for a $30 million CAI 12% subordinated note due 2005. As a result of the exchange, $15.7 million of interest on the term notes and $32.4 million of accrued dividends on the preferred stock were forgiven. CAI reclassed approximately $102 million of the total amount of surrendered securities to paid-in capital and recorded an approximately $5.3 million extraordinary gain on the early extinguishment of debt, net of certain related costs. MLGAF also exchanged warrants to purchase CAI equity for 2,500 shares of CAI common stock, having a value of $1,350. The 12% subordinated note and the CAI common stock were cancelled in connection with the consummation of CAI's reorganization plan.

Liquidity and Capital Resources

      Although CAI has emerged from bankruptcy, CAI's recurring losses, restrictions on its ability to obtain additional financing and substantial commitments raise substantial doubt about its continuation as a going concern. The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. Reporting on a going concern basis is dependent upon, among other things, future operations and the ability to generate sufficient cash from operations and financing sources to meet obligations.

      The wireless broadband network business is capital intensive. Since its inception, the Company has expended funds to purchase, lease or otherwise acquire MMDS spectrum rights in its intended operating territory, to construct operating systems and to finance initial operating losses. Since inception, the Company believes that the MMDS spectrum has greater potential than simply the delivery of analog subscription video services and recognizes that expanded use of the MMDS spectrum presents several challenges, including substantial development costs.

      To address this and other issues surrounding expanded use of MMDS spectrum, CAI devised a business plan that required one or more strategic partners to purchase MMDS spectrum capacity from CAI. CAI believed that such commitments to purchase MMDS capacity would enable CAI to raise the capital necessary to construct a wireless broadband network within its operating territories. CAI implemented this business plan through the 1995 joint venture with affiliates of Bell Atlantic Corporation, which joint venture was terminated without the launch of a commercial digital MMDS system in any of the Company's markets. In connection with the failed joint venture, CAI expended significant amounts of capital to construct digital MMDS systems in Boston, MA and Norfolk/Virginia Beach, VA. The Company has continued to pursue one or more strategic partners following the departure of Bell Atlantic, and has committed significant resources to its effort to enter into a business relationship with a strategic partner, including resources used to design, test and demonstrate two-way MMDS capabilities, which the Company did for several potential strategic investors prior to April 1999, when it entered into an agreement and plan of merger with MCI WorldCom.

      The Company's primary sources of capital have been a combination of proceeds from the issuance of debt and equity securities, secured financings and assumption of debt and other liabilities in connection with acquisitions. The Company has approximately $53.7 million in cash and cash equivalents at March 31, 1999, of which $17.5 million is available to CAI and $36.0 million is available to CS. Based on current operating budgets, CAI believes that it has sufficient cash to fund its anticipated capital requirements through November 1999, and CS believes that it has sufficient cash to fund its anticipated capital requirements through March 2000. The Company believes that it has sufficient cash to fund capital requirements until the merger with MCI WorldCom has been consummated. Although the Company believes that the merger should be consummated during the third quarter of calendar year 1999, there can be no assurance that the merger will be completed within such quarter, or that the merger will be completed at all. In the event that the merger is not completed, the Company will not have sufficient cash to implement its business plan.

      The Company and the Predecessor Entity have incurred net losses since inception in 1991 through March 31, 1999, inclusive of an $85.4 million gain from the early extinguishment of debt. The Company expects to continue to realize additional net losses on a consolidated basis while it pursues its business plan. For the year ending March 31, 2000, the Company is obligated to pay approximately $12.6 million in minimum license fees and operating lease payments and approximately $6.2 million in MMDS license obligations, including approximately $4.9 million in wireless channel license payments due to the Federal Communications Commission, in addition to funding operating losses. The Company projects that operating cash requirements will be approximately $40.6 million for the year ending March 31, 2000. Additionally, as of March 31, 1999, the Company had outstanding consolidated debt of approximately $419 million, net of a $282.3 million discount and trade payables of approximately $12.1 million. Beginning in fiscal year 2001, the Company will have significant debt service requirements. On a short-term basis, the Company has $4.0 million in debt service maturing within one year of the date of its balance sheet.

      The Company's existing debt instruments limit or restrict completely its ability to raise capital from the sale of equity, incur additional indebtedness (other than indebtedness incurred in connection with the purchase of goods and services in the ordinary course of business and certain other permitted indebtedness), grant liens to secure repayment of indebtedness, make investments (other than investments specifically permitted), pay dividends, dispose of assets, enter into any merger, consolidation, reorganization or recapitalization plan, retire long-term debt or make any acquisitions without the prior written consent of the lenders.

      During the period October 15, 1998 to March 31, 1999 and April 1, 1998 to October 14, 1998, the Company and the Predecessor Entity expended approximately $15.0 million and $26.2 million, respectively, to fund operating activities, $2.1 million and $1.0 million, respectively, for equipment purchases, and $.9 million and $2.1 million, respectively, to pay wireless channel rights obligations and other debt. During the period October 15, 1998 to March 31, 1999 and April 1, 1998 to October 14, 1998, the Company and the Predecessor Entity funded their cash requirements primarily out of existing cash balances, net proceeds from the issuance of senior secured notes of $26.8 million, and the disposition of equipment generating net proceeds of approximately $0.2 million and $4.8 million, respectively. At March 31, 1999, the Company had available funds of approximately $36.8 million as well as restricted cash balances totaling approximately $16.9 million, which will be used to fund the operations of the Company.

      During the year ended March 31, 1998, the Predecessor Entity expended approximately $47.9 million to fund operating activities, $7.2 million for equipment purchases, $4.4 million to invest in TelQuest, $4.7 million to obtain interim financing, $3.1 million to pay wireless channel rights obligations and other debt, and $2.0 million to acquire wireless channel rights. The Predecessor Entity funded its cash requirements out of existing cash balances, net proceeds from the issuance of $33.7 million of senior secured notes, and the disposal of equipment generating net proceeds of approximately $1.8 million. At March 31, 1998, the Predecessor Entity had available funds of approximately $1.3 million and restricted cash of approximately $9.1 million.

      During the year ended March 31, 1997, the Predecessor Entity expended approximately $37.1 million to purchase equipment, $34.8 million to fund operating activities, $3.7 million to acquire wireless channel rights and $45.3 million to pay senior and other debt, including $34.0 million due to the Federal Communication Commission for the purchase of MMDS licenses at the 1996 auction. The Predecessor Entity funded its cash requirements out of existing cash balances. At March 31, 1997, the Predecessor Entity had cash and cash equivalents of approximately $10.5 million.

Operations

      The Company currently operates 17 subscription video systems. The Company has operated these systems within the confines of a cash conservation strategy while pursuing a strategic alliance with one or more strategic partners interested in fully developing the Company's MMDS spectrum. This cash conservation strategy requires the Company to limit or curtail entirely analog video subscriber growth, which has had an adverse effect on the Company's operating results.

      The cash conservation strategy also includes the continued implementation of cost-cutting measures and the periodic sales of non-core assets in an effort to maximize the value of assets that are no longer used or useful to the Company's long-term operating strategy, which is to be a wholesale provider of two-way transmission services to one or more strategic partners. In addition to limiting the analog subscription video business growth, the Company has sold Multi-dwelling Unit ("MDU") assets in certain of its markets. Assets typically involved in providing analog subscription video services to residents of MDUs include the tangible assets necessary to transmit and receive the video programming signal, and a right of entry agreement with the property owner or manager, pursuant to which a CAI operating subsidiary is granted the right to provide subscription video services to residents of the MDU.

      In March 1998, the Predecessor Entity sold assets relating to MDUs located in its Washington, DC operating market. Most recently, in September 1998, the Predecessor Entity completed the sale of assets relating to approximately 60 MDUs located in its Philadelphia system (the "Philadelphia MDU Sale") to Mid-Atlantic Telcom Plus, LLC d/b/a OnePoint Communications, a leading operator of Satellite Master Antenna Television ("SMATV") systems. Consummated under the auspices of the Bankruptcy Court, the Philadelphia MDU Sale generated net proceeds of approximately $5 million, of which $785,000 was held in escrow pending certain post-closing adjustments. The net proceeds from the Philadelphia MDU Sale, as well as proceeds from subsequent sales of non-core assets, are being used for working capital purposes.

      The limitation on analog video subscriber growth, coupled with the sale of MDU assets, has had an adverse impact on analog video subscriber base. As of March 31, 1999, the Company had approximately 85,600 analog video subscribers compared to the Predecessor Entity's 52,000 subscribers as of March 31, 1998. The 33,600 net increase in subscribers is primarily due to the consolidation of CS subscribers as of December 2, 1998 offset by decreases primarily due to the sale of the Philadelphia MDU's and subscriber churn. In addition, various systems are losing subscribers to other cable operators primarily due to limited channel capacity and lack of marketing efforts. This trend is likely to continue.

      The churn rate, as defined and measured in the subscription television industry, is the net result of disconnects minus reconnects divided by the number of subscribers at the beginning of the period being considered. CAI's average monthly churn rate for the year ended March 31, 1999 was 3.6% overall compared to 4.1% for the year ended March 31, 1998. The improvement in the churn rate is indicative of the prior year's retention strategy of charging increased installation fees which translated into increased commitment and therefore retention. The average monthly churn rate for CS for its year ended December 31, 1998 was 4.4% overall.

      Long-lived assets and certain identifiable intangibles, including wireless channel rights, are periodically reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

      The Company's estimates of future gross revenues and operating cash flows, the remaining estimated lives of long-lived assets, or both, could be reduced in the future due to a number of factors including, without limitation, changes in technology, the Company's ability to obtain permission for flexible use of the wireless channel rights, government regulation, available financing or competition. The Company's estimate of future gross revenues and operating cash flows assumes that the Company will successfully develop and provide digital wireless delivery systems including video, voice and data transmission such as Internet access and telephony. Since these alternative uses of the MMDS spectrum are in the early stages of development, there is no assurance that the Company can commercially deploy such alternatives or that it will be able to achieve positive cash flow from any operating activities. As a result of valuations completed for the year ended March 31, 1998, the Predecessor Entity reduced the carrying value of goodwill by $73.5 million, net of accumulated amortization of $14.7 million, which was associated with the Philadelphia and Washington companies purchased by the Predecessor Entity in September 1995. Similarly, CS, as a result of valuations made, recorded write-downs of $46.4 million in goodwill, $9.4 million in property and equipment and $8.1 million in wireless channel rights during its year ended December 31, 1998.

      Based on the December 2, 1998 purchase of CS common shares from Nucentrix, CS was consolidated into the Company's financial statements as of that date under the purchase method of accounting which required adjusting the CS assets and liabilities to their respective fair values as of that date. Accordingly, the net book value of wireless channel rights was reduced by approximately $25.6 million, property and equipment by approximately $.8 million, deferred debt costs by approximately $2.6 million, a note receivable by $1.2 million, TelQuest equipment purchase option by $1.9 million and long term debt by $87.9 million. The net book values of wireless channel rights and property and equipment were further reduced by $19.4 million and $6.1 million, respectively, to eliminate negative goodwill created in the consolidation.

Comparison of Operating Results

Period from October 15, 1998 to March 31, 1999 (Reorganized Company) and Period from April 1, 1998 to October 14, 1998 (Predecessor Entity) Compared to Year Ended March 31, 1998 (Predecessor Entity)

      The following discussion provides an analysis of the Company's and the Predecessor Entity's results of operations and reasons for material changes therein for the periods October 15, 1998 to March 31, 1999 and April 1, 1998 to October 14, 1998 (also referred to as "Combined Periods") and the year ended March 31, 1998. The Company's results of operations for the period subsequent to October 15, 1998 have not been prepared on a basis of accounting consistent with its results of operations for periods prior to October 15, 1998 due to the implementation of fresh-start reporting upon CAI's emergence from bankruptcy. The reorganization adjustments primarily affect amortization and interest expense.

      The Company's and the Predecessor Entity's revenues for the Combined Periods ($15.4 million for October 15, 1998 to March 31, 1999 and $11.5 million for April 1, 1998 to October 14, 1998; $28.6 million fiscal year 1998) decreased $1.7 million for the twelve months ended March 31, 1999 compared to the prior year. The overall decrease resulted primarily from the sale of MDU's in the Philadelphia system and subscriber churn offset by the acquisition of CS revenues for the four months ended March 31, 1999. In addition, the Company's strategy not to pursue analog-based television had a negative impact on the Company's subscription revenues.

      The Company's and the Predecessor Entity's television subscription revenues were $13.5 million and $10.6 million for the periods October 15, 1998 to March 31, 1999 and April 1, 1998 to October 14, 1998, respectively, compared to $26.1 million for the Predecessor Entity's year ended March 31, 1998. The $2.0 million reduction is primarily attributable to the effect of the sale of the Philadelphia MDU's and subscriber churn offset by the consolidation of four months of CS' television subscription revenue of $6.6 million in the Combined Period.

      Operating expenses were $92.3 million for the Combined Periods ($57.9 million and $34.4 million for October 15, 1998 to March 31, 1999 and April 1, 1998 to October 14, 1998, respectively) versus $161.8 million for the year ended March 31, 1998. The overall $69.5 million decrease is attributable to the $73.5 million write-down of goodwill and $7.1 million of project write-offs in fiscal year 1998, the $4.9 million reduction in technical, customer service, and marketing reflecting the effects of the decline in subscribers offset, in part, by the inclusion of CS results including $5.9 million in depreciation and amortization and operating expenses of $17.0 million, CAI stock option compensation expense of $7.4 million and a $2.6 million overall increase in programming and licensing fees. CAI's programming and license fees did not decrease commensurate with its revenue decrease due to minimum monthly payment requirements and certain channel payments previously capitalized and currently being expensed.

      The Company and the Predecessor Entity recorded equity losses of $38.7 million and $45.5 million for the periods October 15, 1998 to March 31, 1999 and April 1, 1998 to October 14, 1998, respectively, relating to its 60% investment in CS and 30% investment in TelQuest through December 2, 1998. The consolidated statements of operations for the current year reflects the Company's and the Predecessor Entity's pro-rata share of the $130.5 million net loss reported by CS for the eleven months ended December 2, 1998, including a write-down of assets of $63.9 million, compared to the aggregate loss reported by CS of $52.5 million for 1997. In addition, based on the current depressed industry conditions of the wireless industry and the continuing losses of CS, CAI's management re-evaluated the goodwill associated with its investment in CS that resulted in a write-down of $23.6 million during the year ended March 31, 1998. Subsequently, CS also recorded a write-down of its assets of $63.9 million during the year ended December 31, 1998. The investment in TelQuest has been reduced to zero, reflecting the Predecessor Entity's and the Company's pro-rata share of the losses reported by TelQuest since its inception through December 2, 1998, plus amortization of leased equipment and associated goodwill. Results of operations of CS and TelQuest since December 2, 1998 are consolidated with CAI. CS and TelQuest contributed $24.6 million and $1.5 million to the consolidated operating losses, respectively.

      CAI's ownership interest in CS increased to approximately 94% from 60% based on the December 2, 1998 purchase of Nucentrix's 34% share of CS and subsequent sale of those shares to CS. The reduction of CAI's investment in CS reflects the Company's and the Predecessor Entity's pro-rata share of the net loss reported by CS for the eleven months ended December 2, 1998. The aggregate decrease in this investment was $29.9 million for the same period last year, reflecting CAI's 50.7% ownership at that time.

      Other income, primarily interest income on the debt escrow funds and gains (losses) on asset sales, for the periods October 15, 1998 to March 31, 1999 and April 1, 1998 to October 14, 1998 was $1.5 million and $3.9 million, respectively, compared to $4.5 million for last year. Interest income decreased from $2.6 million in 1998 to $1.8 million in 1999 (including $.7 million for CS), primarily due to declining interest income on the debt escrow and money market investments as funds were used to make the semi-annual interest payments on the Senior Notes (totaling $16.8 million during the period April 1, 1998 to October 14, 1998) and for capital expenditures. The debt service escrow funds were paid pursuant to the Reorganization Plan. The decline in interest income was offset by the Philadelphia MDU Sale which generated a net gain of $2.6 million versus a $1.1 million gain on sale of assets for 1998. The remaining amount was miscellaneous other non-recurring income.

      Other expense includes $17.1 million of expenses relating to the reorganization of CAI as of October 14, 1998.

      Interest expense increased $2.0 million ($49.2 million fiscal year 1999; $47.2 million fiscal year 1998) for the year ended March 31, 1999 for the Combined Period, resulting from the inclusion of the results of operations and financial position of CS which more than offset the net reduction in debt due to the Chapter 11 bankruptcy (with respect to CAI). The amount of interest-bearing debt for the last half of the year ended March 31, 1999 was approximately $208 million less than the same period last year. This reduced the Company's interest expense by $13.6 million primarily in the October 15, 1998 to March 31, 1999 period over last year. However, this reduction was more than offset by the consolidation of CS, which added $15.6 million, including $3.5 million accretion on the fair market value of CS debt.

      The Predecessor Entity realized a net extraordinary gain of $85.4 million for the period April 1, 1998 to October 14, 1998 due to the filing of a prepackaged Chapter 11 bankruptcy by CAI and one of its wholly-owned subsidiaries, which resulted in a cancellation of approximately $308 million of debt plus related accrued interest in exchange for $100 million of discounted senior notes, distribution of the balance in escrow, plus all of the equity in the newly reorganized company. No tax benefit was recorded since (a) deferred tax assets were fully reserved (b) there were no available deferred tax liabilities to reduce and (c) it is more likely than not that any benefit recorded on the Company's prior losses would not be realized in the foreseeable future, especially when the prior losses are further limited as to availability by the change in control created by the bankruptcy.

      The Predecessor Entity also realized a net extraordinary gain of $5.3 million for the year ended March 31, 1998 consisting of a $10 million gain as a result of the termination of CAI's relationship with Bell Atlantic and NYNEX, the related exchange of CAI securities, and the forgiveness of accrued interest related to the term notes originally held by Bell Atlantic and NYNEX, offset, in part, by the $4.7 million non-recurring extraordinary charge related to the write-off of the unamortized costs arising from the early termination of the Foothill/Canyon Credit Facility.

Year Ended March 31, 1998 (Predecessor Entity) Compared to Year Ended March 31, 1997 (Predecessor Entity)

      The Predecessor Entity's revenue decreased $7.7 million in the year ended March 31, 1998 from $36.3 million in fiscal year 1997 to $28.6 million in fiscal year 1998. The decrease resulted primarily from the Predecessor Entity's strategy not to pursue analog-based television subscriber growth while it evaluated its business opportunities in addition to subscription television. As anticipated, the policy had a negative impact on the Predecessor Entity's subscription revenues. As of March 31, 1998, the Predecessor Entity's subscriber base had decreased by approximately 18,800 to 52,000 subscribers from approximately 70,800 at March 31, 1997.

      The Predecessor Entity's television subscription revenue was $26.1 million for the year ended March 31, 1998 compared to $33.1 million for the year ended March 31, 1997. This reduction is primarily attributed to subscriber churn.

      Operating expenses were $161.8 million and $81.6 million for the years ended March 31, 1998 and 1997, respectively. The $80.2 million increase is attributable primarily to the $73.5 million write-down of goodwill. License fees did not decrease commensurate with the revenue decrease due to minimum monthly payment requirements.

      The Predecessor Entity recorded equity losses of $31.7 million for the year ended March 31, 1998 relating to its 60% investment in CS and 25% investment in TelQuest. The decrease in CAI's investment in CS reflects the Predecessor Entity's pro-rata share of the $52.3 million net loss reported by CS for its year ended December 31, 1997 along with $2.4 million of amortization of the goodwill associated with this investment, compared to an aggregate loss of $17.6 million for the same period in the prior year. In addition, based on the current depressed industry conditions of the wireless industry and CS's continuing losses, management has re-evaluated the goodwill associated with its investment in CS. Accordingly, the goodwill portion of the CS investment had been written-down by $23.6 million during the year ended March 31, 1998. The decrease in CAI's investment in TelQuest of $1.8 million reflects the Predecessor Entity's pro-rata share of the $7.0 million loss reported by TelQuest since its inception through March 31, 1998, and amortization of goodwill.

      Interest and other income, primarily interest income on the debt escrow funds, for the year ended March 31, 1998 was $4.5 million compared to $6.4 million for the year ended March 31, 1997. Interest income on investments continues to decline as funds are used to make the semi-annual interest payments on the Senior Notes.

      Interest expense increased $6.5 million, to $47.3 million for the year ended March 31, 1998 compared to $40.8 million in fiscal year 1997. The increase in interest expense for the year consists of interest incurred on the Foothill/Canyon Credit Facility and secured notes, and amortization of the financing fees associated with those facilities.

      The Predecessor Entity recorded an income tax benefit of $15.0 million for the year ended March 31, 1997 to offset existing deferred tax liabilities. There was no tax benefit for the year ended March 31, 1998 since there were no available deferred tax liabilities and it is more likely than not that any benefit recorded on the Company's current losses would not be realized in the foreseeable future.

      Additionally, the Predecessor Entity realized a net extraordinary gain of $5.3 million for the year ended March 31, 1998, consisting of a $10 million gain as a result of the termination of CAI's relationship with Bell Atlantic and NYNEX, the related exchange of CAI securities, and the forgiveness of accrued interest related to the term notes originally held by Bell Atlantic and NYNEX, offset, in part, by the $4.7 million non-recurring extraordinary charge related to the write off of the unamortized costs arising from the early termination of the Foothill/Canyon Credit Facility.

Income Tax Matters

      The Company has net operating loss carryforwards that are affected by the Chapter 11 bankruptcy and the consolidation of CS. The effects on the net operating losses including limitations due to changes in control and separate return limitation year rules are currently under review and have not been determined at this time.

Inflation

      Management does not believe that inflation had or will have a material impact on the Company's results of operations.

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

      State of Readiness. The Company's Year 2000 compliance program focuses on the Company's analog video operations, limited Internet operations, and internal business processes, such as accounting. As of March 31, 1999, the inventory, assessment and compliance planning phases for these areas have been materially completed, and remediation, replacement or retirement and testing activities had begun. The inventory items that were not assessed as Year 2000 compliant and that require action to avoid service impact are to be fixed, replaced, or retired. The Company's accounting software and any other mission critical systems relating directly to the accounting function have been upgraded to be Year 2000 compliant. For all other areas, its goal is to have all mission critical systems Year 2000 compliant by September 1, 1999.

      Vendor and Service Provider Issues. The Company has requested that its vendors and service providers provide CAI with information as to the compliance status of products and/or services used by the Company, which information is subject to Company testing and verification. Although the Company has received information from some of its vendors and service providers, it has not yet received information from each of the vendors and service providers it has identified. The Company will continue to pursue its vendors and service providers in order to obtain the necessary information regarding Year 2000 compliance of such vendors and service providers.

      Costs. The Company has estimated that it will cost approximately $875,000 to implement its Year 2000 compliance program, based on information it has received as of March 31, 1999 from vendors and service providers. The Company anticipates that most of the cost associated with its Year 2000 compliance program will be the result of remediation or replacement of non-compliant equipment necessary for the Company's analog video operations and internal business processes.

      Risks. The failure to correct a material Year 2000 problem could cause an interruption or failure of certain of the Company's normal business functions or operations, which could have a material adverse effect on its results of operations, liquidity or financial condition. Due to the uncertainty inherent in other Year 2000 issues that are ultimately beyond the Company's control, including, for example, the final Year 2000 readiness of its mission critical vendors and service providers, the Company is unable to determine at this time the likelihood of a material impact on its results of operations, liquidity or financial condition, due to such Year 2000 issues.

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

      Contingency Plan. At March 31, 1999, the Company was not aware of any mission critical aspect of its operations or internal business processes that cannot be made Year 2000 compliant, however, its inventory and assessment of Year 2000 compliance is not yet completed. Due to the uncertainties presented by third party Year 2000 problems, and the possibility that, despite its efforts, the Company is unsuccessful in preparing its internal systems and equipment for the Year 2000, the Company expects to develop contingency plans for dealing with the most reasonably likely worst case scenario. The Company's assessment of its most reasonably likely worst case scenario and the exact nature and scope of its contingency plans will be affected by the Company's continued Year 2000 assessment and testing. The Company expects to complete such assessment by July 1, 1999 and to have all contingency systems in place and fully tested by the fourth quarter of 1999.

Seasonality of Installation Activities

      The rate at which new subscriber installations occur can be affected by severe winter or other weather conditions and limited daylight hours in the winter months in certain markets. Therefore, the Company may experience lower than average subscriber growth and capital expenditures primarily during the winter season.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of March 31, 1999, the Company had $212,909,624 aggregate principal amount and interest at maturity of CAI's 13% senior notes outstanding ($105,994,444 net of discount) with a fair value of $105,994,444 as estimated by quoted market prices of similar securities, and $400,000,000 of CS' 11.375% senior discount notes ($238,790,942 net of discount) with a fair value of $164,000,000, as estimated by quoted market prices of similar securities. The CAI 13% senior notes mature on October 14, 2004 and the CS 11.375% senior discount notes mature on March 1, 2006. Interest on the CAI 13% senior notes accrues at a per annum rate of 13%, compounded semi-annually. The CS 11.375% senior discount notes bear interest at a per annum rate of 11.375%, compounded semi-annually. No cash interest is payable on the CS 11.375% senior discount notes prior to March 1, 2001.

      The Company does not have any derivative financial instruments as of March 31, 1999, and believes that the interest rate risk associated with its senior notes and the market risk associated with its securities are not material to the results of operation of the Company.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page Number
                                                                    in Form 10-K
                                                                    ------------
FINANCIAL STATEMENTS

Independent Auditors' Reports........................................         48

Consolidated Balance Sheets - March 31, 1999 and 1998................         50

Consolidated Statements of Operations - Periods Ended March 31, 1999
  and October 14, 1998 and Years Ended March 31, 1998 and 1997.........       51

Consolidated Statements of Shareholders' Equity (Deficit) - Periods
  Ended March 31, 1999 and October 14, 1998 and Years Ended March 31,
  1998 and 1997........................................................       52

Consolidated Statements of Cash Flows - Periods Ended March 31, 1999
  and October 14, 1998 and Years Ended March 31, 1998 and 1997.........       53

Notes to Consolidated Financial Statements...........................         57

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
CAI Wireless Systems, Inc.

We have audited the accompanying consolidated balance sheet of CAI Wireless Systems, Inc. and subsidiaries as of March 31, 1999 (Reorganized Company) and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the period October 15, 1998 to March 31, 1999 (Reorganized Company period) and for the period April 1, 1998 to October 14, 1998 (Predecessor Entity period). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 16 to the consolidated financial statements, on April 26, 1999, CAI entered into an Agreement and Plan of Merger with MCI WORLDCOM, Inc. and Cardinal Acquisition Subsidiary Inc., a wholly owned subsidiary of MCI WORLDCOM, Inc. As a result of the merger, each outstanding share of common stock of CAI will be converted into the right to receive $28.00 per share of common stock.

In our opinion, the aforementioned Reorganized Company consolidated financial statements present fairly, in all material respects, the financial position of CAI Wireless Systems, Inc. and subsidiaries as of March 31, 1999 and the results of their operations and their cash flows for the Reorganized Company period and the Predecessor Entity period in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 2 to the consolidated financial statements, on October 14, 1998, CAI Wireless Systems, Inc. and one of its wholly owned subsidiaries emerged from bankruptcy. The consolidated financial statements of the Reorganized Company reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start reporting. As a result, the consolidated financial statements of the Reorganized Company are presented on a different basis than those of the Predecessor Entity and, therefore, are not comparable in all respects.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations, restrictions on its ability to obtain additional financing and substantial commitments raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        KPMG LLP

McLean, VA
June 22, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

Shareholders and Board of Directors
CAI Wireless Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of CAI Wireless Systems, Inc. and Subsidiaries as of March 31, 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CS Wireless Systems, Inc., the Company's investment in which is accounted for by use of the equity method. The Company's investment of $43,337,527 in CS Wireless Systems, Inc. as of March 31, 1998 and its share of losses of $27,522,000 and $17,600,000 in CS Wireless Systems, Inc.'s operations for the years ended March 31, 1998 and 1997 are included in the accompanying financial statements. The financial statements of CS Wireless Systems, Inc. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CS Wireless Systems, Inc., is based on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CAI Wireless Systems, Inc. and Subsidiaries as of March 31, 1998, and the consolidated results of their operations and their cash flows for the years ended March 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and incurred substantial debt, of which $45,000,000 is due on June 30, 1998. The Company also has a capital deficiency. The Company's operating plans require additional funds which may take the form of debt or equity security issuances, borrowings or asset sales. In addition, the Company intends to, if approved by its creditors, file a pre-packaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. Recovery of the Company's intangible and other long-lived assets is dependent on the Company's ability to implement its operating plans. There can be no assurance that additional financing will be available or that the Company will be able to implement its operating plans. The uncertainty over the Company's ability to obtain such additional financing or that the Company can execute its business plan raises substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As indicated in Note 2 to the financial statements, the Company has revised its financial statements for certain financial restructuring costs.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
June 15, 1998, except as
to the first and second paragraphs
of Note 2, for which the
date is June 24, 1998 and the fourth
paragraph of Note 2, for which the
date is June 22, 1999

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1999 and 1998

                                                                          Reorganized      Predecessor
                                                                          Company (a)         Entity
                                ASSETS                                        1999             1998
                                                                              ----             ----
Cash and cash equivalents                                                $  36,837,354    $   1,275,020
Restricted cash and cash equivalents                                        16,897,223        9,134,651
Debt service escrow                                                                 --       16,418,922
Subscriber accounts receivable, net                                          1,484,455          387,144
Prepaid expenses                                                             1,436,696          661,669
Property and equipment, net                                                 68,435,750       49,898,337
Wireless channel rights, net                                               307,181,897      194,050,792
Investment in CS Wireless Systems, Inc.                                             --       43,337,527
Investment in TelQuest Satellite Services LLC                                       --        3,174,732
Other investments                                                            4,313,848               --
Goodwill, net                                                                       --       22,985,876
Debt financing costs, net                                                    8,271,586        7,079,424
Reorganization value in excess of amounts allocable
   to identifiable assets, net                                              35,913,446               --
Other assets                                                                 2,681,695        3,061,780
                                                                         -------------    -------------
Total Assets                                                             $ 483,453,950    $ 351,465,874
                                                                         =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
  Accounts payable                                                       $  12,063,414    $   4,852,091
  Accrued expenses                                                           7,186,250        4,829,844
  Accrued interest                                                           4,428,876        3,264,919
  Wireless channel rights obligations                                        6,185,794        4,832,971
  Interim debt financing                                                    65,807,317       45,000,000
  Senior notes                                                             353,139,771      312,088,506
                                                                         -------------    -------------
                                                                           448,811,422      374,868,331
                                                                         -------------    -------------
Commitments and Contingencies

Shareholders' Equity (Deficit)
  Preferred stock, no shares outstanding                                            --               --
  Common stock:
     40,543,039 no par value shares outstanding at March 31, 1998,
       all canceled as of October 14, 1998                                          --      275,770,764
     17,241,379 new $.01 par value shares issued and outstanding
        as of March 31, 1999                                                   172,414               --
  Additional paid-in capital                                               145,117,997      101,711,759
  Accumulated deficit (b)                                                 (110,647,883)    (400,884,980)
                                                                         -------------    -------------
                                                                            34,642,528      (23,402,457)
                                                                         -------------    -------------
Total Liabilities and Shareholders' Equity (Deficit)                     $ 483,453,950    $ 351,465,874
                                                                         =============    =============

(a) Reorganized as of October 15, 1998. See Note 2 of the notes to consolidated financial statements.
(b) Accumulated deficit of $415,434,827, net of an extraordinary gain of $85,355,624 from the extinguishment of debt in the CAI reorganization, was eliminated as of October 14, 1998. The accumulated deficit shown at March 31, 1999 is for the period from October 15, 1998 to March 31, 1999.

                See notes to consolidated financial statements.

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Periods Ended March 31, 1999 and October 14, 1998
                     and Years Ended March 31, 1998 and 1997

                                               Reorganized
                                                Company(a)                              Predecessor Entity
                                            -------------------   ----------------------------------------------------------
                                               Period from            Period from
                                            October 15, 1998        April 1, 1998 to         Year Ended         Year Ended
                                            to March 31, 1999     October 14, 1998 (c)     March 31, 1998     March 31, 1997
                                            -----------------     --------------------     --------------     --------------
Revenues                                      $  15,433,357          $  11,481,498         $  28,621,710       $  36,326,816
                                              -------------          -------------         -------------       -------------
Costs and expenses:
    Programming and licensing                     9,963,335              8,099,445            15,459,663          16,051,094
    Marketing                                       603,223                189,133             1,373,265           2,033,107
    General and administrative                   24,653,961             11,471,224            36,750,542          31,196,446
    Depreciation and amortization                22,700,264             14,663,560            34,713,610          32,345,327
    Write-down of assets                                 --                     --            73,500,000                  --
                                              -------------          -------------         -------------       -------------
                                                 57,920,783             34,423,362           161,797,080          81,625,974
                                              -------------          -------------         -------------       -------------

      Operating loss                            (42,487,426)           (22,941,864)         (133,175,370)        (45,299,158)
                                              -------------          -------------         -------------       -------------

Other income (expense):
    Interest expense                            (30,937,947)           (18,243,038)          (47,226,574)        (40,805,791)
    Equity in losses of affiliates              (38,740,977)           (45,483,966)          (31,747,268)        (17,600,000)
    Write-down of equity investment                      --                     --           (23,570,000)                 --
    Reorganization expense                               --            (17,101,383)                   --                  --
    Interest and other income                     1,518,467              3,864,780             4,458,782           6,406,742
                                              -------------          -------------         -------------       -------------
                                                (68,160,457)           (76,963,607)          (98,085,060)        (51,999,049)
                                              -------------          -------------         -------------       -------------
      Loss before income tax benefit and
        extraordinary item                     (110,647,883)           (99,905,471)         (231,260,430)        (97,298,207)

Income tax benefit                                       --                     --                    --          15,000,000
                                              -------------          -------------         -------------       -------------
      Loss before extraordinary item           (110,647,883)           (99,905,471)         (231,260,430)        (82,298,207)

Extraordinary item: net gains from early
   extinguishment of debt                                --             85,355,624             5,345,699                  --
                                              -------------          -------------         -------------       -------------

      Net loss                                 (110,647,883)           (14,549,847)         (225,914,731)        (82,298,207)

Preferred stock dividends                                --                     --           (13,891,025)        (13,011,270)
                                              -------------          -------------         -------------       -------------

Loss applicable to common shareholders        $(110,647,883)         $ (14,549,847)        $(239,805,756)      $ (95,309,477)
                                              =============          =============         =============       =============

Basic and diluted loss per new common
     share(b)                                        $(6.42)
                                                     ======
Weighted average new common shares
     outstanding                                 17,241,379
                                                 ==========

(a) Reorganized as of October 15, 1998. See Note 2 of the notes to consolidated financial statements.
(b) Share data for the pre-reorganization periods is not presented as such amounts are not meaningful.
(c) Contractual interest of $4,956,347 was not recorded for the period July
    30, 1998, the date CAI voluntarily filed its Chapter 11 bankruptcy petition, through October 14, 1998, the date of the bankruptcy consummation, in accordance with SOP 90-7, since contractual interest was an unsecured unallowed claim in the bankruptcy proceeding.

                 See notes to consolidated financial statements.

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
        Periods Ended March 31, 1999 and October 14, 1998 and Years Ended
                            March 31, 1998 and 1997

                                                                                     Additional
                                                                                       Paid-in        Accumulated
Predecessor Entity:                                    Shares         Amount           Capital          Deficit           Total
                                                       ------         ------           -------          -------           -----
Balance at March 31, 1996                            37,829,482    $ 257,701,130    $          --    $ (65,090,206)   $ 192,610,924
Series A 8% preferred stock converted to common       2,637,742       18,049,955               --               --       18,049,955
Value assigned to warrants exercised                     73,315           18,329               --          (18,329)              --
Senior preferred stock issuance costs                        --               --               --         (661,212)        (661,212)
Preferred stock dividends                                    --               --               --      (13,011,270)     (13,011,270)
Net loss for the year                                        --               --               --      (82,298,207)     (82,298,207)
                                                    -----------    -------------    -------------    -------------    -------------
Balance at March 31, 1997                            40,540,539      275,769,414               --     (161,079,224)     114,690,190
Common stock issued in exchange for Bell Atlantic
  warrants                                                2,500            1,350               --               --            1,350
Senior preferred stock and accumulated dividends
  contributed to capital pursuant to the Bell
  Atlantic termination agreement on March 3, 1998            --               --      101,711,759               --      101,711,759
Preferred stock dividends                                    --               --               --      (13,891,025)     (13,891,025)
Net loss for the year                                        --               --               --     (225,914,731)    (225,914,731)
                                                    -----------    -------------    -------------    -------------    -------------
Balance at March 31, 1998                            40,543,039      275,770,764      101,711,759     (400,884,980)     (23,402,457)

Net loss for the period from April 1, 1998 to
    October 14, 1998, including an extraordinary
    gain of $85,355,624                                      --               --               --      (14,549,847)     (14,549,847)
Eliminate predecessor equity accounts and fair
    value assets and liabilities in connection
    with fresh-start accounting:
       Cancel common shares (no par value) and
          restate the accumulated deficit           (40,543,039)    (275,770,764)    (101,711,759)     377,482,523               --
       Issue new common shares, par value $.01       15,000,000          150,000      119,814,776               --      119,964,776
       New shares issued with the exit facility       2,241,379           22,414       17,903,355               --       17,925,769
       Record excess of reorganization value over
          identifiable assets                                --               --               --       37,952,304       37,952,304
                                                    -----------    -------------    -------------    -------------    -------------
Balance at October 14, 1998                          17,241,379          172,414      137,718,131               --      137,890,545
Reorganized Company (a):
Compensation expense  under stock option plans               --               --        7,399,866               --        7,399,866
Net loss for the period from October 15, 1998 to
     March 31, 1999                                          --               --               --     (110,647,883)    (110,647,883)
                                                    -----------    -------------    -------------    -------------    -------------
Balance at March 31, 1999                            17,241,379    $     172,414    $ 145,117,997    $(110,647,883)   $  34,642,528
                                                    ===========    =============    =============    =============    =============

(a) Reorganized as of October 15, 1998. See Note 2 of the notes to consolidated financial statements.

                 See notes to consolidated financial statements.

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Periods Ended March 31, 1999 and October
                14, 1998 and Years Ended March 31, 1998 and 1997

                                                          Reorganized Company(a)                    Predecessor Entity
                                                          -------------------        -----------------------------------------------
                                                               Period from           Period from
                                                            October 15, 1998       April 1, 1998 to    Year Ended       Year Ended
Cash flows from operating activities                        to March 31, 1999      October 14, 1998  March 31, 1998   March 31, 1997
                                                            -----------------      ----------------  --------------   --------------
   Net loss                                                   $(110,647,883)         $(14,549,847)   $(225,914,731)   $(82,298,207)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization                               20,960,783            14,663,560       34,713,610      32,345,327
     Amortization of reorganization value in excess of
       amounts allocable to identifiable assets                   1,739,481                    --               --              --
     Reorganization expense                                              --            10,795,636               --              --
     Compensation expense under stock option plans                7,399,866                    --               --              --
     Write-down of impaired assets                                       --                    --       73,500,000              --
     Equity in losses of affiliates                              38,740,977            45,483,966       31,747,268      17,600,000
     Write-down of equity investment                                     --                    --       23,570,000              --
     Extraordinary net gain on early extinguishment of debt              --           (85,355,624)      (5,345,699)             --
     Deferred income tax benefit                                         --                    --               --     (15,000,000)
     Debt financing costs and discount amortization
        and accretion                                            26,255,739             1,407,539        4,915,160       3,336,483
     Write-off of projects and other costs                               --                    --        7,136,940       2,087,144
     Gain on the sale of assets                                          --            (2,543,327)      (1,239,175)        (16,851)
     Other                                                         (367,085)                   --          180,230         277,820
     Changes in assets and liabilities, net of effects
        from acquired companies:
       Subscriber receivables                                       775,762              (314,491)         273,604         690,092
       Other assets                                                 602,496               (98,739)         638,880        (382,798)
       Accounts payable and accrued expenses                       (454,951)            4,263,245        7,881,801       6,608,567
                                                              -------------          ------------    -------------    ------------
         Net cash used in operating activities                  (14,994,815)          (26,248,082)     (47,942,112)    (34,752,423)
                                                              -------------          ------------    -------------    ------------
Cash flows from investing activities
   Purchase of wireless channel rights                             (376,652)             (110,000)      (2,024,526)     (3,686,989)
   Purchase of property and equipment                            (2,107,937)             (991,649)      (7,167,875)    (37,109,164)
   Purchase of investments                                               --                    --               --     (15,087,990)
   Net cash received in CS acquisition                           43,989,778                    --               --              --
   Proceeds from maturity of investments                                 --            16,472,495       31,514,960      43,495,837
   Proceeds from sale of assets                                     179,407             4,810,018        1,841,057         486,307
   Investments in affiliates                                       (874,567)             (411,567)      (4,388,433)             --
   Other                                                            188,343               (81,527)       2,146,551        (765,117)
                                                              -------------          ------------    -------------    ------------
         Net cash provided by (used in) investing activities     40,998,372            19,687,770       21,921,734     (12,667,116)
                                                              -------------          ------------    -------------    ------------

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                    Periods Ended March 31, 1999 and October
                14, 1998 and Years Ended March 31, 1998 and 1997

                                                              Reorganized
                                                                Company(a)                       Predecessor Entity
                                                            -------------------    -------------------------------------------------
                                                                Period from          Period from
                                                            October 15, 1998 to    April 1, 1998 to    Year Ended       Year Ended
Cash flows from financing activities                          March 31, 1999       October 14, 1998  March 31, 1998   March 31, 1997
                                                              --------------       ----------------  --------------   --------------
   Proceeds from issuance of secured financings and other debt        174,500          26,847,439       33,714,321              --
   (Increase) decrease in restricted cash accounts                 10,260,359         (18,022,931)      (9,134,651)             --
   Repayment of senior and other debt                                (940,129)         (2,073,704)      (3,056,834)    (45,263,492)
   Debt financing costs paid                                               --            (126,445)      (4,699,356)             --
   Other                                                                   --                  --               --        (108,145)
                                                                 ------------        ------------     ------------   -------------
         Net cash provided by (used in) financing activities        9,494,730           6,624,359       16,823,480     (45,371,637)
                                                                 ------------        ------------     ------------   -------------

         Net increase (decrease) in cash and cash equivalents      35,498,287              64,047       (9,196,898)    (92,791,176)

Cash and cash equivalents, beginning                                1,339,067           1,275,020       10,471,918     103,263,094
                                                                 ------------        ------------     ------------   -------------

Cash and cash equivalents, ending                                $ 36,837,354        $  1,339,067     $  1,275,020   $  10,471,918
                                                                 ============        ============     ============   =============

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

      During the post-reorganization period from October 15, 1998 to March 31, 1999 and the pre-reorganization period from April 1, 1998 to October 14, 1998 and the years ended March 31, 1998 and 1997, the following non-cash investing and financing activities occurred:

                                      Reorganized
                                        Company                          Predecessor Entity
                                  -------------------    -------------------------------------------------
                                      Period from          Period from
                                  October 15, 1998 to    April 1, 1998 to    Year Ended       Year Ended
                                    March 31, 1999       October 14, 1998  March 31, 1998   March 31, 1997
                                    --------------       ----------------  --------------   --------------
1.    Purchase of property and
      equipment with accrued
      obligations                   $    262,008         $            --   $      832,549       $1,213,335

2.    Acquisition of wireless channel
      rights with accrued obligations         --                      --        2,143,855        2,380,234

3.    Accrued preferred stock
      dividends                               --                      --       13,761,561       12,848,172

4. On November 25, 1997, amounts outstanding and owed under the Foothill Capital Credit Facility totaling $17.3 million were repaid with proceeds from the sale by CAI of $25 million principal amount of 13% senior secured notes to Merrill Lynch Global Allocation Fund, Inc. ("MLGAF") (see Note
      8). On January 26, 1998, MLGAF purchased an additional $2 million principal amount of 13% senior secured notes from CAI.

5. On February 17, 1998, CAI consummated a series of transactions, including the purchase by CAI of the remaining interest of affiliates of NYNEX and Bell Atlantic (collectively, "Bell Atlantic") under the Business Relationship Agreement and the acquisition of Bell Atlantic's approximately 9.9% equity interest in CS Wireless Systems, Inc. As consideration for the termination of the joint venture and the transfer to CAI of the CS common stock held by Bell Atlantic, CAI issued $7 million aggregate principal amount of its 13% senior secured notes to Bell Atlantic. As part of these transactions, MLGAF advised CAI that it had completed the purchase from Bell Atlantic of the $30 million aggregate principal amount of CAI's 14% term notes, $70 million of CAI's 14% senior preferred stock and Bell Atlantic warrants to purchase CAI equity and the $7 million aggregate principal amount of 13% senior secured notes issued to Bell Atlantic on February 17, 1998. Simultaneously, MLGAF also purchased an additional $11 million aggregate principal amount of CAI's 13% senior secured notes. As a result of these transactions, as of March 31, 1998, there was $45 million aggregate principal amount of CAI's 13% senior secured notes outstanding, all of which was held by MLGAF.

6. On March 3, 1998, MLGAF exchanged the Bell Atlantic term notes and the Bell Atlantic senior preferred stock, together with accrued but unpaid interest ($15,709,804) and dividends ($32,422,295) thereon, acquired by MLGAF on February 17, 1998, for a $30 million 12% subordinated note due 2005 and exchanged the Bell Atlantic warrants for 2,500 shares of CAI common stock valued at $1,350.

7. During the year ended March 31, 1997, all of the Series A preferred stock, with a basis of $18.1 million, was converted into 2,637,742 shares of common stock.

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                      Supplemental Information on Non-Cash
                 Investing and Financing Activities (continued)

8. Net cash provided by issuance of secured financings and other debt during the period from April 1, 1998 to October 14, 1998:

       Interim Debt Refinancing
        Proceeds from issuance of secured notes under the DIP facility     $ 60,000,000
        Repayment of 13% senior secured notes                               (45,000,000)
        Debt financing costs paid                                            (4,105,894)
                                                                           ------------
           Net cash provided by interim debt refinancing                     10,894,106
                                                                           ------------

       Exit Facility and Stock Issuance
        Proceeds from issuance of secured notes under the exit facility      80,000,000
        Exit facility discount                                              (17,925,769)
        Proceeds from stock issuance                                         17,925,769
                                                                           ------------

           Net proceeds from exit facility and stock issuance                80,000,000

        Repayment of the DIP facility                                       (60,000,000)
        Accrued interest paid                                                (1,646,667)
        Debt financing costs paid                                            (2,400,000)
                                                                           ------------

           Net cash provided by the exit facility and stock issuance         15,953,333
                                                                           ------------

      Net cash provided by issuance of secured financings and other debt   $ 26,847,439
                                                                           ============

                Supplemental Disclosure of Cash Flow Information

                                      Reorganized
                                        Company                          Predecessor Entity
                                  -------------------    -------------------------------------------------
                                      Period from          Period from
                                  October 15, 1998 to    April 1, 1998 to    Year Ended       Year Ended
                                    March 31, 1999       October 14, 1998  March 31, 1998   March 31, 1997
                                    --------------       ----------------  --------------   --------------
Cash payments for interest            $ 16,582             $ 17,028,872     $ 34,944,126     $ 34,341,025
                                      ========             ============     ============     ============

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Principles of Consolidation. The consolidated financial statements include the accounts of CAI Wireless Systems, Inc. ("CAI") and its wholly-owned subsidiaries and, effective as of December 2, 1998, its approximately 94% ownership of CS Wireless Systems, Inc. ("CS"), its 60% interest in TelQuest Satellite Services LLC ("TelQuest") and its 50% ownership of each of CAI Data Systems, Inc., CAI Satellite Communications, Inc. and MMDS Satellite Ventures, Inc. (collectively the "Company"). Throughout the Notes to the Consolidated Financial Statements and the Financial Statements to which the Notes are attached, use of the term "Reorganized Company" refers to CAI Wireless Systems, Inc. and its subsidiaries, on a consolidated basis, from and after October 15, 1998. Throughout the Notes to the Consolidated Financial Statements and the Financial Statements to which the Notes are attached, use of the term "Predecessor Entity" refers to CAI and its subsidiaries prior to October 15, 1998. A vertical black line is shown in the consolidated financial statements to separate the reorganized company and the predecessor entity since they have not been prepared on a consistent basis of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. Acquisitions have been accounted for on the purchase method of accounting. Accordingly, CS and TelQuest have been consolidated as of December 2, 1998. The Consolidated Statement of Operations reflects CS and TelQuest operations for the four month period ended March 31, 1999 with no allowance for minority interest since the respective minority shareholders do not provide any guarantees for funding the losses sustained by these companies.

Fresh-Start Reporting. Financial accounting during a Chapter 11 proceeding is prescribed in the American Institute of Certified Public Accountants' Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The emergence from the Chapter 11 proceeding resulted in the creation of a new reporting entity without any accumulated deficit and with CAI's assets and liabilities restated to their estimated fair values (see Note 2). Due to the application of fresh-start reporting, the financial statements for periods after the reorganization are not comparable in all respects to the financial statements for periods prior to the reorganization, primarily with respect to depreciation and amortization.

Nature of Business. CAI was incorporated in August 1991 to invest in, lease, and purchase wireless channel rights including multi-channel, multi-point distribution services licenses, multi-point distribution services ("MDS") licenses and instructional television fixed services ("ITFS") licenses (collectively, "MMDS"), and develop wireless cable systems. CAI operates six analog-based wireless cable systems providing analog video service to approximately 32,300 subscribers as of March 31, 1999 in New York City, Rochester, and Albany, NY; Philadelphia, PA; Washington, DC; and Norfolk/Virginia Beach, VA. In addition, CAI has a portfolio of MMDS channel rights in eight additional markets including Long Island, Buffalo and Syracuse, NY; Providence, RI; Hartford, CT; Boston, MA (built-out with limited Internet operations); Baltimore, MD; and Pittsburgh, PA. For the periods from October 15,1998 to March 31, 1999 and April 1, 1998 to October 14, 1998, approximately 62%, 15% and 14% and 56%, 16% and 18% of CAI's total revenues were derived from the Philadelphia, New York City and Albany systems, respectively, as compared to 60%, 18% and 11% and 59%, 22% and 9% for the years ended March 31, 1998 and 1997, respectively.

      CS provides subscription video services to approximately 55,900 subscribers as of March 31, 1999, in eleven operating markets (exclusive of subscribers in the Story City, Iowa market contemplated to be transferred to Nucentrix Broadband Networks, Inc.;"Nucentrix", formerly known as Heartland Wireless Communications, Inc.). Those markets are Bakersfield, CA; Sweet Springs and Cameron/Maysville, MO; Cleveland and Dayton, OH; San Antonio, Dallas and Fort Worth, TX; Minneapolis, MN; Nortonville/Effingham, KS; and Grand Rapids, MI. Additionally, CS provides high speed Internet access services in its Dallas/Ft. Worth market. CS also owns or holds lease rights in other markets as follows: Battle Creek, Grand Rapids and Kalamazoo, MI; Charlotte, NC; Kalispell, MT; Kansas City, MO; Napoleon/Bloom Center, IN; Rochester, MN; Scottsbluff, NE; Stockton/Modesto, CA; and Wellsville, KS.

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

      The Company's subscription video services operate within the highly competitive subscription television industry. The Company's principal subscription television competitors in each of its markets are traditional hard-wire cable companies and companies using direct broadcast satellite and other methods of distributing and receiving television transmissions. Hard wire cable companies generally are well-established and known to potential customers and have significantly greater financial and other resources than the Company. In addition to providing wireless cable television services, the Company intends to expand the use of its wireless channel rights spectrum to include telecommunications services. As the telecommunications industry continues to evolve and the Company seeks to expand its product offerings, the Company faces additional competition from new providers of entertainment and data services. There can be no assurance that the Company will be able to compete successfully with existing or potential competitors in the subscription video industry or any other segment of the telecommunications industry.

      The Company has incurred significant operating losses since its inception. Losses are expected for at least the next year as the Company continues to operate its subscription video business and implement its business plan. The Company has approximately $53.7 million in cash, cash equivalents and restricted cash at March 31, 1999, of which $17.5 million is available to CAI and $36 million is available to CS to fund their respective capital requirements. Based on the current operating budgets, CAI believes that it has sufficient cash to fund its anticipated capital requirements through November 1999, and CS believes that it has sufficient cash to fund its anticipated capital requirements through March 2000. CAI's operating budget does not contemplate further investment in any of CAI's non-wholly-owned subsidiaries and CS' operating budget does not contemplate any investment in CAI or its wholly-owned subsidiaries.

      The Company has committed significant resources to the development of two way digital MMDS systems and contemplates additional capital expenditures in connection with the continued efforts to engineer and design two-way systems in the Company's markets. The Company continues to enhance its portfolio of MMDS spectrum rights by entering into long-term leases and, where feasible, purchasing or otherwise obtaining rights to MMDS spectrum in certain of its markets. The amount and timing of the Company's future capital requirements will depend upon a number of factors, including programming, equipment and marketing costs, staffing levels, subscriber growth, competitive conditions and the presence of a strategic partner, many of which are beyond the control of the Company. Failure to obtain any required financing could materially affect the growth, cash flow and/or operating results of the Company.

      The Company is also faced with significant debt service requirements beginning on October 14, 2000, when $80 million aggregate principal amount of CAI's 13% senior secured notes, together with all accrued interest thereon and all fees and expenses associated therewith, are due and payable in full (see
Note 8). Additionally, beginning in September 2001, CS will have to make semi-annual interest payments on the outstanding aggregate amount of its Series B 11.375% senior discount notes due 2006.

      Without additional funding through debt or equity offerings, joint ventures, non-core asset sales, the participation of a strategic partner, or the restructuring of its debt agreements, the Company may not be able to meet its future debt and interest payments (see Note 2 and Subsequent Event in Note 16). There can be no assurance that the Company will achieve positive cash flow from operations or consummate any asset sale or that sufficient debt or equity financing will be available to it. In addition, subject to restrictions under their outstanding debt obligations, CAI and CS may pursue other opportunities to acquire additional wireless cable channel rights and businesses that may utilize the capital currently expected to be available for its current wireless communications business.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include fair value adjustments, valuation allowances,

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

useful lives of tangible and intangible assets and estimates of impairment of long-lived assets. Actual results could differ from those estimates and assumptions.

Cash Equivalents and Restricted Cash. For purposes of determining cash and cash equivalents, restricted cash balances are not included. The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market type funds. The Company has a concentration of credit risk with regard to its cash in excess of the amount subject to federal insurance and money market type funds. The Company has mitigated its risk by depositing its cash in high credit quality financial institutions and by investing in low risk, high grade money market type funds which invest in U.S. government securities or high grade commercial paper. The net proceeds from the issuance to Merrill Lynch Global Allocation Fund, Inc. ("MLGAF") of the CAI senior secured notes (see Note
8) are held in an account controlled by PricewaterhouseCoopers LLP as collateral agent for the holders of CAI senior secured notes. On March 26, 1999, MCI WORLDCOM, Inc. acquired the $80 million aggregate principal amount of CAI's senior secured notes from MLGAF. The release and use of funds is limited to expenditures that are in accordance with CAI's operating plan as submitted from time to time to the holders of the senior secured notes.

Accounts Receivable. The Company provides an allowance for doubtful accounts on its accounts receivable, which amounted to $.6 million and $.2 million at March 31, 1999 and 1998, respectively.

Property and Equipment. Property and equipment are carried at cost as of October 14, 1998 and at fair market value as of October 15, 1998. Subsequent additions are recorded at cost. Depreciation and amortization are calculated by the straight-line method over the estimated useful lives of the related assets. The Company capitalizes subcontractor and direct employee labor costs incurred in connection with the installation of its television reception equipment on subscriber premises. Repairs and maintenance costs are expensed when incurred; renewals and betterments are capitalized. Amortization of such costs is based on the estimated subscriber turnover rate for each system, which ranges from 1 to 7 years.

Investments in Affiliates.

CS Wireless Systems, Inc. On December 2, 1998, CAI increased its ownership interest in CS to 94% by acquiring shares held by Nucentrix Broadband Networks, Inc. (formerly known as Heartland Wireless Communications, Inc.), for $1,534,000 in cash, which shares were subsequently acquired from CAI by CS for the same price and placed into treasury. Concurrently with the purchase by CAI, CAI, CS and Nucentrix mutually agreed to terminate that certain stockholders' agreement dated as of February 23, 1996. The stockholders' agreement (and bylaws of CS) required the affirmative vote of a supermajority of the members of the CS board of directors or stockholders, as the case may be, for certain actions to be acted upon by the CS board or stockholders. Consequently, percentage ownership of CS common stock was not indicative of control at CS so long as the stockholders' agreement continued. As a result of the increased percentage ownership in CS and the termination of the stockholders' agreement, the subsequent results of CS are consolidated with those of CAI. The consolidation with CS as of December 2, 1998 created negative goodwill of $25,550,304 which was eliminated by proportionate offsets to property and equipment and wireless channel rights of $6,132,073 and $19,418,231, respectively. In prior periods, as a result of the effect the stockholders' agreement had on the control of CS, CAI accounted for its investment in CS under the equity method of accounting, and the difference between CAI's cost and the pro-rata value of its ownership of the underlying equity was amortized over 15 years, commensurate with goodwill and wireless channel rights amortization periods to which the investment primarily related. CAI recorded its share of the CS net losses, adjusted for the amortization of its investment, under the equity method because CAI did not control day to day operations and due to the significant participation rights of Nucentrix under the terms of a stockholders' agreement that was terminated on December 2, 1998. The Company recognized a loss of $37,344,377 upon the acquisition of the controlling interest of CS representing the losses not previously recognized under its ownership percentage under the equity method. CS owns 39% of Telivision Interactiva del Norte, S.A. de C.V. ("Telinor") and has a 49% interest in Telinor Inalambrica, S.A.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

de C.V. ("Telivision"). Telinor and Television were formed to develop wireless cable television systems providing subscription television services in Mexico. The carrying value of CS's investments in and advances to Telinor and Television was $4.3 million at March 31, 1999.

TelQuest Satellite Services LLC. With the increased percentage of ownership of CS on December 2, 1998, the Company has a 60% interest in TelQuest. Accordingly, the subsequent results of TelQuest are consolidated with those of CAI. In prior periods, the investment in TelQuest was recorded on the equity method of accounting and the difference between CAI's cost and the pro-rata ownership of the underlying equity was amortized over 15 years. The Company recorded its share of TelQuest's net loss, adjusted for the amortization of its excess investment, under the equity method until December 2, 1998.

Intangibles.

Wireless Channel Rights. Wireless channel rights, including costs incurred to acquire wireless cable channel rights, are carried at cost as of October 14, 1998 and at fair market value on October 15, 1998. Subsequent additions are carried at cost. Wireless channel rights are amortized over their estimated useful lives, generally 10 to 15 years, commencing when the related market is placed in service or available for service.

Goodwill. Goodwill, consisting of acquisition costs in excess of the fair value of assets and liabilities of the companies acquired, is amortized on a straight line basis over periods ranging from 10 to 15 years. Accumulated amortization was approximately $4.6 million at March 31, 1998.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets. Reorganization value approximates the amount a willing buyer would pay for the assets of a company immediately after a restructuring. The reorganization value in excess of amounts allocable to identifiable assets (total assets after adjusting to fair value) is amortized over 10 years. Accumulated amortization at March 31, 1999 is approximately $1.7 million.

Debt Financing Costs. Costs incurred to obtain financing are amortized over the respective terms of the debt as a component of interest expense.

Long-Lived Assets. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," on April 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell (see Note 2). Pursuant to SFAS No. 121, the Company periodically reviews wireless channel rights and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such circumstances occur, the Company evaluates the possible effects on the carrying amount of such assets.

      The Company's estimates of future gross revenues and operating cash flows, the remaining estimated lives of long-lived assets, or both could be reduced in the future due to changes in, among other things, technology, the Company's ability to obtain permission for flexible use of the wireless channel rights, government regulation and/or available financing or competition. The Company's estimate of future gross revenues and operating cash flows assumes that the Company will successfully develop wireless broadband networks in its markets which will enable the Company to provide fixed, flexible two-way telecommunications transmission services, including high-speed data and telephony services. Since these alternative uses of the MMDS spectrum are in the early stages of development,

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

there is no assurance that the Company can commercially deploy such alternatives or that it will be able to achieve positive cash flow from any operating activities.

      Based on the results of its valuation as of March 31, 1998, CAI recorded a $73.5 million write-down (net of an accumulated amortization adjustment of $14.7 million) of the goodwill associated with the wireless channel rights acquired from companies purchased by CAI in September 1995.

Investments in Debt Service Escrow. Investments in the debt service escrow, consisting of debt instruments, matured in September 1998 and were carried at cost since they were held to maturity.

Revenue Recognition. Revenues from subscribers are recognized in the period that service is rendered. Amounts paid in advance are recorded as deferred revenue. Subscriber installation fees are recognized as revenue to the extent of costs incurred to obtain subscribers.

Stock Options. SFAS No. 123 requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or alternatively, to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123. Compensation expense has been reflected for the period from October 15, 1998 to March 31, 1999 relative to variable options issued after the bankruptcy to incentivize certain key employees.

Income Taxes. The Company files a consolidated federal income tax return with its subsidiaries in which it owns 80% or more of the outstanding common stock. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to the difference between the financial statement and tax basis of existing assets and liabilities. The effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets, if it is more likely that all or some portion of such deferred tax asset will not be realized.

Loss Per Share. The Company adopted SFAS No. 128, "Earnings Per Share" for the year ended March 31, 1998. Accordingly, the "primary" EPS was replaced with a "basic" EPS computation based upon the weighted-average common shares outstanding. Due to the Company's net losses, only the basic loss per share amounts are reflected in the accompanying Consolidated Statements of Operations. Outstanding options, warrants, and other convertible securities were not considered for the purposes of calculating the weighted average common shares outstanding since these securities were determined to be anti-dilutive. CAI's basic loss per share for the year ended March 31, 1999 reflects the post-bankruptcy loss per new common share. Per share data for the pre-reorganization periods are not presented as such amounts are not meaningful.

Reclassification. The Company has reclassified certain items in prior years' financial statements to make them conform to the current year presentation.

Comprehensive Income. The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to disclose comprehensive income separately from net income. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources, and it includes all changes in equity during a period, except those

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

resulting from investments by owners and distributions to owners. The adoption of SFAS No. 130 had no effect on the Company because the Company had no elements of other comprehensive income.

Segment Reporting. The Company adopted SFAS No. 131, "Disclosures about segments of an enterprise and related information." SFAS No. 131 requires that public companies report operating segments based upon how management allocates resources and assesses performance. Based on the criteria outlined in SFAS No. 131, the Company is comprised of a single reportable segment--distribution of wireless cable television subscription services. Accordingly, no additional disclosure is required by the Company to conform to the requirements of SFAS No. 131.

NOTE 2 - GOING CONCERN AND CHAPTER 11 REORGANIZATION.

Going Concern. Although CAI has emerged from bankruptcy, the Company's recurring losses, restrictions on its ability to obtain additional financing, and substantial commitments raise substantial doubt about its continuation as a going concern. For the year ending March 31, 2000, the Company is obligated to pay approximately $7.9 million for minimum license fees and channel lease payments, approximately $4.7 million for operating leases, approximately $6.2 million in wireless channel rights obligations including MMDS license auction fees, $.8 million in debt service, and to fund current operating deficits. The Company projects that operating cash requirements will be approximately $40.6 million for the year ending March 31, 2000. Additionally, as of March 31, 1999, the Company had outstanding trade payables of approximately $12.1 million, and is committed through additional open purchase orders to spend approximately $2.2 million, primarily for capital expenditures associated with digital, Internet and telephony projects. For the year ended March 31, 1999, the Company was obligated to pay approximately $5.5 million for minimum license fees and channel lease payments, approximately $3.7 million for operating leases, approximately $3.5 million in wireless channel rights obligations including MMDS license auction fees, and to fund current operating costs. The Company projected that operating cash requirements would be approximately $20 million for the year ending March 31, 1999. Additionally, as of March 31, 1998, the Company had outstanding trade payables of approximately $4.9 million. The Company's business strategy has been to explore digital wireless cable services for its MMDS subscription television systems and alternative uses of its MMDS spectrum for a variety of applications, including data and voice transmission such as Internet access and telephony delivery services and to petition the Federal Communications Commission ("FCC") for the establishment of rules governing the full two-way use of the MMDS spectrum. In management's opinion, this strategy, if successful, will held meet current and perceived future competition and, in relation to obtaining a new strategic partner, show the flexibility and increased value of the Company's MMDS spectrum. In connection with achieving these objectives, the Company was committed through additional open purchase orders as of March 31, 1998 to spend approximately $1.8 million, primarily for capital expenditures associated with the additional development of the Boston digital transmission facilities.

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

      Management has been seeking strategic partners to fund these financial requirements. On April 26, 1999 CAI entered into an agreement and plan of merger dated as of April 26, 1999 with MCI WorldCom (see Note 16).

Restructuring Costs. The Company has revised its March 31, 1998 financial statements to reflect financial restructuring fees which relate to a subsequent period but which are immaterial in relation to the March 31, 1998 financial statements.

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN AND CHAPTER 11 REORGANIZATION (continued).

Chapter 11 Reorganization. On July 30, 1998, CAI and one of its wholly-owned subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The CAI reorganization plan, which provided for the restructuring of certain amounts of CAI's long-term indebtedness, was confirmed on September 30, 1998 and consummated on October 14, 1998. Under the confirmed reorganization plan, each holder of CAI's 12.25% senior notes due 2002 received, in full satisfaction of its claim against CAI as a holder of senior notes, a pro-rata portion of $212,909,624 aggregate principal amount at maturity ($100 million aggregate discounted principal amount at issuance) of 13% senior notes due 2004, 91% of the equity of reorganized CAI and approximately $16.5 million in cash. The 12.25% senior notes have been extinguished and certificates for such notes represent solely the right to receive the pro-rata share of the distribution contemplated by the CAI reorganization plan to be made on account of such previously-held senior notes. The reorganization plan also provided that each holder of subordinated indebtedness claims against CAI receive, in full satisfaction of its claim against CAI as a holder of a subordinated indebtedness claim, a pro-rata portion of the remaining 9% of the equity of reorganized CAI. The subordinated indebtedness claims against CAI have been extinguished and notes previously representing such claims represent solely the right to receive the pro-rata share of the distribution contemplated by the CAI reorganization plan to be made on account of such previously-held subordinated indebtedness claims. All equity received by the holders of 12.25% senior notes and subordinated indebtedness claims was diluted by equity reserved for issuance upon the exercise of options granted to members of CAI's senior management and for equity issued in connection with the exit facility (see Note 8).

      In connection with the reorganization, the Company recorded an extraordinary gain of $85.4 million reflecting the extinguishment of debt. Long-term notes totaling approximately $308 million, including the interest accrued thereon and associated issuance costs, were replaced with $100 million aggregate principal amount at issuance of 13% senior notes, equity of CAI, and cash from the debt escrow account. The consolidated balance sheet reflects the 13% senior notes, together with accreted interest thereon from October 15, 1998 to March 31, 1999.

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

NOTE 2 - GOING CONCERN AND CHAPTER 11 REORGANIZATION (continued).

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

      Reorganization expense recorded by CAI prior to consummation of the reorganization plan consisted of the following for the period from April 1, 1998 to October 14, 1998:

            Professional fees and other expenses
                related to the Chapter 11 proceedings            $     6,305,747
            Adjustment of assets and liabilities to fair value        10,795,636
                                                                 ---------------
                                                                 $    17,101,383
                                                                 ===============

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN AND CHAPTER 11 REORGANIZATION (continued).

      The effects of the CAI reorganization plan and the application of fresh-start reporting on CAI's Consolidated Balance Sheet at October 14, 1998 are as follows:

                                                                                                                   Reorganized
                                                                                                                       CAI
                                   Predecessor Entity                            Debt            Fresh-Start        October 14,
                                    October 14, 1998     Exit Financing        Discharge         Adjustments          1998
                                    --------------         ------------     --------------    --------------     ---------------
ASSETS
Cash and cash equivalents           $    1,339,067         $         --     $           --    $           --     $     1,339,067
Restricted cash and cash
    equivalents                         11,204,249           15,953,333                 --                --          27,157,582
Debt service escrow                     16,971,807                   --        (16,971,807)               --                  --
Subscriber receivables, net                701,635                   --                 --                --             701,635
Prepaid expenses                           549,100                   --                 --                --             549,100
Property and equipment, net             40,982,272                   --                 --           263,526          41,245,798
Wireless channel rights, net           187,249,998                   --                 --        17,112,933         204,362,931
Investment in CS
     Wireless Systems, Inc.                     --                   --                 --                --                  --
Investment in TelQuest
     Satellite Services LLC              1,220,404                   --                 --                --           1,220,404
Other investments                               --                   --                 --                --                  --
Goodwill, net                           21,997,237                   --                 --       (21,997,237)                 --
Reorganization value in
    excess of amounts
    allocable to
    identifiable assets                         --                   --                 --        37,952,304          37,952,304
Debt financing costs, net                5,781,300            4,300,000                 --        (5,781,300)          4,300,000
Other assets                             3,059,931                   --                 --          (393,558)          2,666,373
                                    --------------         ------------     --------------    --------------     ---------------
Total Assets                        $  291,057,000         $ 20,253,333     $  (16,971,807)   $   27,156,668     $   321,495,194
                                    ==============         ============     ==============    ==============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
  Accounts payable                  $    3,125,495         $   (600,000)    $           --    $           --     $     2,525,495
  Accrued expenses                       9,170,546            2,500,000                 --           647,224          12,317,770
  Accrued interest                      16,145,874           (1,646,667)       (14,499,207)               --                  --
  Wireless channel rights
      obligations                        2,922,100                   --                 --                --           2,922,100
  Interim debt financing                60,000,000            2,074,231                 --                --          62,074,231
  Senior notes                         311,558,053                   --       (207,793,000)               --         103,765,053
                                    --------------         ------------     --------------    --------------     ---------------
  Total Liabilities                    402,922,068            2,327,564       (222,292,207)          647,224         183,604,649
                                    --------------         ------------     --------------    --------------     ---------------

Shareholders' Equity (Deficit)
  Preferred stock                               --                   --                 --                --                  --
  Common stock                         275,770,764               22,414            150,000      (275,770,764)            172,414
  Additional paid-in capital           101,711,759           17,903,355        119,814,776      (101,711,759)        137,718,131

  Accumulated deficit                 (489,347,591)                  --         85,355,624       403,991,967                  --
                                    --------------         ------------     --------------    --------------     ---------------
    Total Shareholders'
       Equity (Deficit)               (111,865,068)          17,925,769        205,320,400        26,509,444         137,890,545
                                    --------------         ------------     --------------    --------------     ---------------

Total Liabilities and Shareholders'
  Equity (Deficit)                  $  291,057,000         $ 20,253,333     $  (16,971,807)   $   27,156,668     $   321,495,194
                                    ==============         ============     ==============    ==============     ===============

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT.

Property and equipment consist of the following:


                                                                     Reorganized
                                                                       Company       Predecessor Entity
                                                                    March 31, 1999     March 31, 1998
                                                                    --------------     --------------
                                                       Useful
                                                        Life
                                                        ----
      Transmission equipment                           3-10 years    $ 37,920,100        $ 26,729,489
      Subscriber equipment                             1-7 years       29,612,375          45,971,855
      Leasehold improvements                           5-20 years       5,854,156           7,102,765
      Furniture and equipment                          3-7 years        4,410,633           4,339,192
                                                                     ------------        ------------
                                                                       77,797,264          84,143,301
      Less accumulated depreciation and amortization                    9,932,143          42,027,561
                                                                     ------------        ------------
                                                                       67,865,121          42,115,740
      Projects in process                                                 570,629           7,782,597
                                                                     ------------        ------------
                                                                     $ 68,435,750        $ 49,898,337
                                                                     ============        ============

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

      The projects in process for 1998 primarily represent costs incurred to date relative to establishing digital systems in Norfolk/Virginia Beach, VA and Internet and telephony testing sites in Boston, MA, and have been transferred to property and equipment for 1999. The Boston digital project costs, net of write-downs, were transferred to depreciable property and equipment, primarily transmission equipment, during the year ended March 31, 1998. In connection with building the Boston digital system in accordance with the agreement with Bell Atlantic which was later terminated, CAI abandoned certain improvements and wrote-off certain project costs of approximately $4 million for the year ended March 31, 1998. Additionally, the Company had other project write-offs of approximately $0, $0, $2.6 million and $2 million for the periods from October 15, 1998 to March 31, 1999 and from April 1, 1998 to October 14, 1998 and for the years ended March 31, 1998 and 1997, respectively.

      Depreciation and amortization expense of property and equipment for the periods from October 15, 1998 to March 31, 1999 and April 1, 1998 to October 14, 1998 and the years ended March 31, 1998 and 1997 was approximately $9.9 million, $6.8 million, $14.8 million, and $14.9 million, respectively.

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - WIRELESS CHANNEL RIGHTS.

      The Company is dependent on leases with third parties for most of its wireless channel rights and has acquired wireless channel rights through direct negotiation with licenseholders and with sublessors of certain licenses and through business combinations. The Company's wireless channel rights are predominately lease arrangements; however, the Company is the direct licensee of certain licenses and has purchase options with respect to others. The Company's wireless channel rights are principally located in the northeastern, midwestern and southcentral sections of the United States.

      The lease and sublease agreements frequently require initial fees followed by monthly fees based on subscriber volume, subject to certain minimum fees. Some agreements require profit sharing with the licenseholders. Under FCC rules, the base term of each lease cannot exceed the term of the underlying FCC license. Accordingly, the lease and sublease periods follow the periods corresponding to the actual FCC license dates with provisions for extensions upon license renewal from the FCC. The FCC licenses are typically granted for a ten-year period and there is no automatic renewal of such licenses. The use of such channels by the lessors is subject to regulation by the FCC; therefore, the Company's ability to continue to enjoy the benefits of these leases is dependent upon the lessors' continuing compliance with applicable regulations. Most of the Company's leases provide that the lessor may negotiate lease renewals with only the Company and, if a renewal agreement is not reached within a specified time, grant the Company a right of first refusal to match any competing offers. Although the Company does not believe that the termination of or failure to renew a single channel lease would adversely affect the Company, several of such terminations or failures in one or more markets that the Company actively serves could have a material adverse effect on the Company. The remaining initial terms of most of the Company's channel leases range from 5 to 10 years, although certain channel leases have initial terms expiring in the next several years.

      The Company is obligated as of March 31, 1999 to pay minimum fees to licenseholders or sublessors in future years as follows:

                  Years ending
                   March 31,                                Amount
                   ---------                             -----------
                     2000                                $ 7,902,000
                     2001                                  7,513,000
                     2002                                  6,197,000
                     2003                                  6,109,000
                     2004                                  5,141,000
                     Thereafter                           12,979,000
                                                         -----------
                        Total                            $45,841,000
                                                         ===========

      Lease expense for the periods from October 15, 1998 to March 31, 1999 and from April 1, 1998 to October 14, 1998 and the years ended March 31, 1998, and 1997 was approximately $4.2 million, $3.9 million, $4.3 million, and $3.7 million, respectively. The Company capitalizes wireless channel rights acquisition costs and initial fees and amortizes such costs when operations commence in the market to which they relate. Amortization of the wireless channel rights for the period October 15, 1998 to March 31, 1999, the period from April 1, 1998 to October 14, 1998, and the years ended March 31, 1998 and 1997 was $10.3 million, $6.9 million, $12 million, and $9.9 million, respectively.

      The following is a summary of wireless channel rights:

                                         Reorganized Company  Predecessor Entity
                                           March 31, 1999       March 31, 1998
                                           --------------       --------------
        Cost of wireless channel rights    $317,441,222         $222,666,188
        Less accumulated amortization        10,259,325           28,615,396
                                           ------------         ------------
                                           $307,181,897         $194,050,792
                                           ============         ============

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - WIRELESS CHANNEL RIGHTS (continued).

      Wireless channel rights obligations are generally due within one year without interest. The FCC concluded auctions in 1997 for the award of initial commercial wireless cable licenses for Basic Trading Areas or "BTAs". Wireless channel rights obligations of approximately $6.2 million, including amounts owed for BTAs, are anticipated to become due in the current fiscal year ending March 31, 2000. As of March 31, 1999, the wireless channel rights obligations in the accompanying consolidated balance sheet include approximately $1.1 million payable by CAI to the Federal Communications Commission for two BTAs, $1.3 million to various entities, and a payable by CS to Nucentrix of approximately $3.8 million representing the remaining unpaid balances with respect to BTAs to be conveyed by Nucentrix to CS. The CS payable to Nucentrix bears interest at 9.5% and is being paid over a 10-year period commencing in the fourth quarter of 1996. CS is required to make quarterly interest-only payments for the first two years and quarterly payments of principal and interest over the remaining eight years.

NOTE 5 - EQUITY INVESTMENTS.

CS Wireless Systems, Inc. CAI currently has a 94% equity interest in CS. CAI's equity interest in CS had increased from 47.7% to 50.7% as of September 30, 1997 due to the rescission of a previously recorded transaction pursuant to which CAI was to purchase the Portsmouth, NH wireless channel rights from Nucentrix in exchange for approximately 314,000 shares of CS held by CAI. CAI's equity interest in CS subsequently increased from 50.7% to 60.0% on February 17, 1998 when, in connection with the termination of the joint venture between CAI and Bell Atlantic, CAI acquired 1,000,000 shares of CS from Bell Atlantic valued at $2.4 million. Additionally, CAI's investment in CS reflects an equity loss of $43.3 million and $29.9 million (based on CAI's pro-rata share of CS' net loss of $130.5 million and $52.6 million for the eleven months ended December 2, 1998 and the year ended December 31, 1997, respectively), together with $2.4 million of amortization of the associated goodwill each year.

      Based on the depressed market condition of the wireless industry and CS' continuing losses, management of CAI re-evaluated the goodwill associated with its initial investment in CS. During the year ended March 31, 1998, the goodwill portion of the CS investment was written-off in the amount of $23.6 million.

      On December 2, 1998, CS, CAI and Nucentrix entered into a master agreement providing for, among other things, the termination of Nucentrix's rights in, and claims against CAI and CS. As part of the master agreement, in December 1998, CAI purchased from Nucentrix 3,836,035 shares of CS common stock for $1,534,000. CS subsequently repurchased those shares from CAI and placed the shares in treasury. The net effect of the stock transactions was to increase CAI's ownership percentage of CS' issued and outstanding stock to 94%. Concurrently with the purchase by CAI, CAI, CS, and Nucentrix mutually agreed to terminate that certain Stockholders' Agreement dated as of February 23, 1998. Additionally, CS agreed to lease certain channel rights and sell the net operating assets of its Story City, Iowa market to Nucentrix primarily in exchange for the forgiveness by Nucentrix of the outstanding balance owed by CS of $2,335,000 under the so-called Heartland Long-Term Note (see Note 8) and additional cash payments by CS to Nucentrix of $466,000. In December 1998, under the terms of the master agreement, CS made a deposit of $366,000 to Nucentrix in anticipation of the exchange.

      Accordingly, the consolidated financial statements of CAI reflect a purchase method step acquisition with respect to CS effective December 2, 1998. The period ended October 14, 1998 and years ended March 31, 1998 and 1997 reflect the equity method of accounting for CS' losses for the eleven months ended December 2, 1998 and for the years ended December 31, 1997 and 1996. CS reports on a December fiscal year basis and accordingly, the company recorded its proportionate share of the results of CS operations based on their fiscal period ending three months earlier than that of CAI.

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - EQUITY INVESTMENTS (continued).

      The following is a condensed version of the CS Consolidated Balance Sheet as of December 31, 1997 as presented in its Form 10-K for the year ended December 31, 1997:

         Assets                                            December 31, 1997
                                                           -----------------
         Cash and cash equivalents                           $  74,564,000
         Restricted cash                                         5,030,000
         Other current assets                                    1,965,000
         Property and equipment, net                            50,519,000
         Wireless channel rights, net                          170,689,000
         Goodwill, net                                          48,243,000
         Investments in and loans to equity affiliates           8,503,000
         Debt issuance costs, net                                8,260,000
         Other assets, net                                       2,930,000
                                                             -------------
                                                             $ 370,703,000
                                                             =============

         Liabilities and Equity
         Accounts payable and accrued expenses               $   8,652,000
         Other current liabilities                               1,523,000
         FCC auction payable                                     4,396,000
         Long-term debt                                        283,903,000
         Equity                                                 72,229,000
                                                             -------------
                                                             $ 370,703,000
                                                             =============

      The following is the condensed version of the CS Consolidated Statement of Operations for the year ended December 31, 1997 as presented in its Form 10-K for the year ended December 31, 1997:

                                                               Year Ended
                                                            December 31, 1997
                                                            -----------------
      Total revenues                                           $ 26,920,000
                                                               ------------

      Operating expenses:
          Systems operations                                     14,976,000
          Selling, general and administrative                    15,849,000
          Depreciation and amortization                          26,858,000
                                                               ------------
            Total operating expenses                             57,683,000
                                                               ------------
              Operating loss                                    (30,763,000)

      Interest expense                                          (31,995,000)
      Interest income                                             5,469,000
      Equity in losses of affiliates                             (1,349,000)
      Other                                                         644,000
                                                               ------------
              Loss before income tax benefit                    (57,994,000)
      Income tax benefit                                          5,429,000
                                                               ------------
              Net loss                                         $(52,565,000)
                                                               ============

      Basic and diluted loss per common share                  $      (4.94)
                                                               ============
      Weighted average basic and dilutive shares outstanding     10,639,190
                                                               ============

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - EQUITY INVESTMENTS (continued).

Pro forma information (unaudited). The following unaudited pro forma information presents the consolidated results of operations as if the consolidation of CS and TelQuest had occurred April 1, 1996 after giving effect to certain adjustments including amortization of goodwill and minority interests. Additionally, the pro forma results include the Chapter 11 reorganization as if it occurred on April 1, 1996 after giving effect to certain adjustments including interest on the old and new debt, amortization and write-offs of loan costs and recapitalization of the Company. The following unaudited pro forma results have been prepared for information purposes only and do not purport to be indicative of what would have occurred had the acquisitions or the reorganization occurred on April 1, 1996 or of results that may occur in the future:

                                              1999             1998            1997
                                              ----             ----            ----
Net sales                                  $  45,260,000    $  55,542,000    $ 59,065,000
Loss before extraordinary item             $(223,687,000)   $(225,756,000)   $(88,777,000)
Loss per share before extraordinary item         $(12.97)         $(13.09)         $(5.15)
Number of shares (post-bankruptcy)            17,241,379       17,241,379      17,241,379

TelQuest Satellite Services LLC. On August 4, 1997, CAI and CS each acquired a 25% ownership interest in TelQuest for an initial contribution of $2.5 million in cash (payable in quarterly installments beginning August 1997) and $2.5 million of equipment leased to TelQuest under a bargain lease. The Company's investment in TelQuest has been fully written down reflecting the pro-rata share of the net losses of TelQuest since inception. The acquisition of the CS shares from Nucentrix in December 1998 effectively increased the Company's collective investment in TelQuest to 60%. Accordingly, TelQuest's financial position and results have been consolidated into CAI's financial statements since December 2, 1998.

Other Investments. On September 29, 1997, CS acquired 39% of the voting common stock of Telinor from Nucentrix for cash proceeds in the amount of $915,000 and assumption of a cash call obligation in the amount of $145,000. CS also purchased from Nucentrix two unsecured promissory notes payable by Telinor for $2.56 million, including accrued interest. The two notes were immediately restructured into one unsecured note accruing interest at 12% and maturing on September 21, 2002. Additionally, CS consummated another transaction with the principal stockholders of Telinor whereby CS purchased 49% of the voting stock of Television for cash in the amount of $1 million and committed to (i) loan Television up to the sum of $5 million in cash or (ii) finance an equivalent amount in sales of CS' equipment to Television. The funds committed were deposited into escrow pending disbursement or reduction of the required escrow amount through equipment sales to Television. During 1998, the escrowed funds were released to CS. During the four months ended March 31, 1999, CS recorded equity in losses of $417,000, related to its investments in Telinor and Television.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DEBT SERVICE ESCROW.

      A debt service escrow account was established to pay the first three years of interest on CAI's 12.25% senior notes (see Note 8). The escrow was held in trust and consisted of marketable government debt instruments. The Company received face value upon maturity of the securities in the escrow account with no gain or loss. At March 31, 1998, the debt service escrow account balance of the Predecessor Entity consisted of:

                                                  Gross Unrealized
                                 Amortized Cost     Holding Gains   Market Value
                                 --------------     -------------   ------------
      Investments                  $16,360,503         $21,576      $16,382,079
      Cash balance                      20,575              --           20,575
      Accrued interest                  37,844              --           37,844
                                   -----------         -------      -----------
           Total escrow balance    $16,418,922         $21,576      $16,440,498
                                   ===========         =======      ===========

      The balance of the debt service escrow account was paid to the holders of CAI's 12.25% senior notes pursuant to the CAI reorganization plan.

NOTE 7 - OTHER ASSETS.

      Included in other assets is a $.7 million and $.9 million receivable from an executive of CAI at March 31, 1999 and 1998, respectively (see Note 15).

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEBT.

      Debt consists of the following at March 31:

                                                    Reorganized      Predecessor
                                                      Company          Entity
                                                      -------          ------
                                                       1999             1998
                                                       ----             ----
Senior notes:
    CAI 13% senior notes (a):
        Amount due at maturity                     $ 212,909,624    $         --
        Less unearned discount                      (106,915,180)             --
                                                   -------------    ------------
                Principal and earned interest        105,994,444              --
                                                   -------------    ------------
    CS 11.375% senior discount notes (b):
        Amount due at maturity                       400,000,000              --
        Less unearned discount                      (161,209,058)             --
                                                   -------------    ------------
                Principal and earned interest        238,790,942              --
                                                   -------------    ------------
   Heartland long-term note (c)                        2,335,276              --
   General Instrument note (d)                         2,000,000              --
   Bott notes (e)                                      3,379,472       3,841,349
   Other notes (f)                                       639,637         454,157

   Debt settled in CAI's Chapter 11 bankruptcy:
         12.25% senior notes (a),(g)                          --     275,000,000
         12% subordinated note (h)                            --      30,000,000
         Acquisition related notes (i)                        --       2,793,000
                                                   -------------    ------------
         Total debt settled                                   --     307,793,000
                                                   -------------    ------------

         Total senior notes                          353,139,771     312,088,506
                                                   -------------    ------------

Interim debt financing (j):
    Senior secured notes                                      --      45,000,000
    Exit facility (k):
       Senior secured A note                          30,000,000              --
       Senior secured B note                          50,000,000              --
       Less unamortized discount                     (14,192,683)             --
                                                   -------------    ------------
                Total interim debt financing          65,807,317      45,000,000
                                                   -------------    ------------

                Total debt                         $ 418,947,088    $357,088,506
                                                   =============    ============

      Scheduled maturities of debt (including the payables for BTAs of approximately $6.2 million, see Note 4) at March 31, 1999 are as follows:

                  Years Ending March 31,
                  ----------------------
                             2000                   $  3,998,522
                             2001                     86,960,316
                             2002                     46,325,853
                             2003                     48,265,690
                             2004                    259,221,977
                             Thereafter              262,677,445
                                                     -----------
                                                    $707,449,803
                                                    ============

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEBT (continued).

(a) On October 14, 1998, in connection with the consummation of CAI's reorganization plan, CAI issued $212,909,624 aggregate principal and interest amount at maturity ($100 million aggregate principal amount at issuance) of its 13% senior notes due 2004 to holders of, and in exchange for, CAI's 12.25% senior notes due 2002, on a pro-rata basis (see (g) below). The 13% senior notes bear interest at a per annum rate of 13%, compounded semi-annually, and mature on October 14, 2004. The 13% senior notes were issued with original issue discount in the amount of $530.32 per $1,000 of principal amount at maturity. The 13% senior notes are governed by an indenture dated as of October 14, 1998 between CAI and State Street Bank and Trust Company, as trustee. The indenture contains certain restrictive covenants and limitations, including, among other things, limitations on (i) the incurrence of additional indebtedness, (ii) making restricted payments (as defined) including the declaration and/or payment of dividends, (iii) dividends and other payments by CAI's subsidiaries, (iv) the line of business in which CAI may engage, (v) the granting of liens, and (vi) assets sales and the disposition of proceeds therefrom. The Consolidated Balance Sheet for the reorganized Company reflects the 13% senior notes, together with accreted interest thereon from October 14, 1998 to March 31, 1999. CS is not an obligor or guarantor of the CAI senior notes.

(b) On February 23, 1996, in connection with the consummation of transactions contemplated by the participation agreement dated as of December 12, 1995 among CAI, CS and Nucentrix, CS issued $400 million aggregate principal amount at maturity of its 11.375% senior discount notes due 2006. The notes were originally issued in a private placement transaction. CS effected a registered exchange of the notes, pursuant to which the entire $400 million aggregate principal amount at maturity of senior discount notes was exchanged for $400 million of CS' Series B 11.375% senior discount notes due 2006. The senior discount notes bear interest at a per annum rate of 11.375%, compounded semi-annually, and mature on March 1, 2006. No cash interest is payable prior to March 1, 2001. Beginning on September 1, 2001, cash interest is payable on the senior discount notes at the rate of 11.375% per annum. The senior discount notes were issued with an original issue discount in the amount of $428.29 per $1,000 principal amount at maturity. The senior discount notes are governed by an indenture dated as of February 15, 1996 between CS and State Street Bank and Trust Company, successor to Fleet National Bank of Connecticut, as trustee. The indenture contains certain restrictive covenants and limitations, including, among other things, limitations on (i) the incurrence of additional indebtedness, (ii) making restricted payments (as defined) including the declaration and/or payment of dividends, (iii) dividends and other payments by CS' subsidiaries, (iv) the line of business in which CS may engage, (v) the granting of liens, and (vi) assets sales and the disposition of proceeds therefrom. CAI is not an obligor or guarantor of the CS senior discount notes.

(c) In connection with the February 26, 1996 consummation of the transactions contemplated by the participation agreement, CS issued a $15 million promissory note to Nucentrix (the "Heartland Long-Term Note"). The Heartland Long-Term Note bears interest at 15% per annum (which rate increased on February 23, 1997 from 10%, in accordance with the terms of the note) and matures on February 24, 2006. Interest accrues and is added to the principal balance annually. CS is prohibited, under the terms of the senior discount note indenture, from making cash interest payments on the Heartland Long-Term Note while senior discount notes remain outstanding. Nucentrix has agreed to exchange the Heartland Long-Term Note for primarily cash and wireless cable assets relating to CS's Story City, IA market as part of the transactions contemplated by the December 2, 1998 master agreement among CAI, CS and Nucentrix. The exchange is expected to occur during the second calendar quarter of 1999. As contemplated by the master agreement, interest on the Heartland Long-Term Note ceased to accrue on November 30, 1998. CAI is not an obligor or guarantor of the Heartland Long-Term Note.

(d) On February 25, 1998, TelQuest issued a promissory note in the principal amount of $2 million to General Instrument Corporation. The note bears interest at the prime rate published by The Wall Street Journal and matures on February 25, 2003. Interest accrues during the first two years of the term of the note. Thereafter, interest is payable semi-annually in arrears. The note is convertible into a 10% membership interest in TelQuest (i) prior to the earlier to occur of (a) the second anniversary of the issuance of the note, and (b) the date of an initial public offering by TelQuest, and (ii) upon an event of default under the loan agreement governing the

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEBT (continued).

      terms of the $2 million loan. Subsequently, in May 1999, TelQuest borrowed an additional $750,000 from General Instrument Corporation under the same terms as the $2 million loan. The additional $750,000 loan is convertible into an additional 3.75% membership interest in TelQuest. Neither CAI nor CS is an obligor or a guarantor of the amounts borrowed by TelQuest from General Instrument Corporation.

(e) The Bott notes reflect the notes issued to George Bott and the Bott Family Trust in connection with the purchase of four corporations holding wireless channel rights. Three Bott corporations were acquired on March 31, 1994, partly through the issuance of notes with a face value of $3.8 million, discounted to $2.9 million based on an imputed interest rate of 8.5%. Another Bott corporation was acquired in January 1996, partly through the issuance of a note with a face value of $1.4 million, discounted to $.8 million based on an imputed interest rate of 12.25%. Each of the Bott notes is collateralized by the common stock of the corporation acquired and matures through January 2002. At March 31, 1999, the net book value of the wireless channel rights held in the Bott corporations was $4.7 million in the aggregate.

(f) The 1999 amount includes loans made by certain parties to TelQuest that contain an option that entitles the holders to convert the loan into TelQuest membership equity. The 1998 amount includes a note payable to TelQuest representing CAI's commitment due to TelQuest that was paid early on April 1, 1998 as part of CAI's investment in TelQuest (see Note 15).

(g) On September 29, 1995, CAI issued $275 million of its 12.25% senior notes due 2002. The 12.25% senior notes were restructured by CAI in connection with its 1998 bankruptcy. Under CAI's reorganization plan, in full satisfaction of their claims against CAI as holders of the 12.25% senior notes, such holders received their pro-rata portion of CAI's 13% senior notes (see (a) above), 91% of the equity of post-bankruptcy CAI (subject to dilution), and approximately $16.5 million in cash. As a result of the reorganization, CAI recorded an extraordinary gain of $85,355,624 reflecting the extinguishment of approximately $308 million of CAI debt, including the 12.25% senior notes, the subordinated debt described below (see (h) and (i) below) and accrued interest and associated fees described thereon.

(h) On March 3, 1998, CAI issued to MLGAF a $30 million 12% subordinated note due October 1, 2005. The 12% subordinated note was issued to MLGAF in exchange for $30 million aggregate principal amount of CAI term notes and $70 million of 14% senior preferred stock of CAI, all of which was originally issued in 1995 to affiliates of Bell Atlantic in connection with the termination of the joint venture with Bell Atlantic. MLGAF acquired the term notes and preferred stock from Bell Atlantic on February 17, 1998. For the years ended March 31, 1998 and 1997, interest expense on the term notes of approximately $6.1 million and $5.7 million, respectively, was accrued and not paid. The Consolidated Statement of Operations for the year ended March 31, 1998 reflects an extraordinary net gain on debt restructuring, including a gain of approximately $5.3 million relating to the accrued interest that was forgiven, net of a $4.6 million payment made by CAI in connection with the termination of certain other relationships between CAI and Bell Atlantic and related closing costs. Under CAI's reorganization plan, MLGAF, as the holder of the 12% subordinated note, and the holders of certain acquisition related subordinated promissory notes of CAI (see (i) below), in full satisfaction of their claims against CAI as the holder of such subordinated indebtedness of CAI, received their pro-rata share of 9% of the equity of post-bankruptcy CAI (subject to dilution). CAI recorded an extraordinary gain on the extinguishment of this and other indebtedness more fully described in (g) above and (i) below.

(i) In connection with the September 29, 1995 acquisition of wireless cable assets in the Baltimore market, CAI issued a series of subordinated promissory notes in the aggregate principal amount of $2,793,000. The acquisition-related notes were five year notes, with interest payable quarterly at a per annum rate of 8% through September 1998, increasing to 12% through maturity. Under CAI's reorganization plan, the holders of these acquisition-related subordinated promissory notes of CAI and MLGAF, as the holder of CAI's 12% subordinated note (see (h) above), in full satisfaction of their claims against CAI as the holder of such

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEBT (continued).

      subordinated indebtedness of CAI, received their pro-rata share of 9% of the equity of post-bankruptcy CAI (subject to dilution). CAI recorded an extraordinary gain on the extinguishment of this and other indebtedness, more fully described in (g) and (h) above.

(j) Interim Debt Financing. On November 25, 1997, CAI issued and sold $25 million of 13% senior secured notes to MLGAF. CAI used approximately $17 million of the proceeds to repay all amounts outstanding under the Foothill/Canyon credit facility and the remaining proceeds of approximately $7.3 million, net of expenses associated with this transaction, for working capital purposes and for the build-out of CAI's wireless cable business. On January 26, 1998, CAI issued and sold an additional $2 million senior secured note to MLGAF, and on February 17, 1998, CAI issued and sold an additional $18 million of senior secured notes in connection with the termination.

(k) Exit Facility. On October 14, 1998, in connection with consummating the CAI reorganization plan, CAI obtained an $80 million exit facility, also from MLGAF. CAI received net proceeds from the exit facility of $15,953,000, after repaying all outstanding amounts under the $60 million DIP facility provided to CAI by MLGAF on July 30, 1998 and certain commitment fees associated with the exit facility. The exit facility is governed by the terms of a new note purchase agreement dated October 14, 1998.

      The exit facility consists of two tranches: Tranche A and Tranche B. Tranche A is a $30 million senior secured loan bearing interest at 10.5% compounded semi-annually and evidenced by a Senior Secured A Note. CAI has granted a first priority lien on and security interest in all of its assets to secure performance of CAI's obligations with respect to Tranche
      A. Tranche B is a $50 million senior secured loan bearing interest at 13% per annum and evidenced by a Senior Secured B Note and is subordinate to the Tranche A note. CAI has granted a second priority lien on and security interest in all of its assets to secure performance of CAI's obligations with respect to Tranche B.

      In addition to the liens granted by CAI, substantially all of CAI's wholly-owned subsidiaries have guaranteed the obligations of CAI with respect to the exit facility. The subsidiaries have granted a lien on and security interest in all of their respective assets to secure their performance under such subsidiary guaranties.

      The exit facility is a two-year credit facility, with principal and interest due at maturity on October 14, 2000. CAI paid a 1% facility fee equal to $300,000 on the Tranche A amount at the closing of the exit facility. In addition, CAI is required to pay an 8% facility fee equal to $4 million on the Tranche B amount, of which CAI paid $1.5 million at the closing of the exit facility. The remaining $2.5 million balance of the Tranche B facility fee is payable at maturity of the exit facility (by its term, acceleration or otherwise).

      CAI issued 2,241,379 shares of its common stock to MLGAF as additional consideration to MLGAF for providing the exit facility. The shares of CAI common stock issued to MLGAF represented 13% of the total CAI common stock issued and outstanding on October 14, 1998. The value of the new stock is reflected as a discount to the exit facility to be amortized over the two-year term of the exit facility resulting in an effective interest rate of 26%. The foregoing is a summary of certain terms of the exit facility and is qualified in its entirety by reference to the new note purchase agreement.

      MCI WORLDCOM, Inc. acquired the $80 million aggregate principal amount of senior secured notes from MLGAF on March 26, 1999.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES.

      The components of the consolidated income tax benefit for the periods ended March 31, 1999 and October 14, 1998 are as follows:

                                        Reorganized Company   Predecessor Entity
                                        -------------------   ------------------
                                           Period from           Period from
                                        October 15, 1998 to    April 1, 1998 to
                                          March 31, 1999       October 14, 1998
                                           ------------          ------------
Deferred:
Federal and state anticipated benefit
     at 40%                                $(44,259,153)         $ (5,819,939)
Reduction of tax attributes in
     bankruptcy                                      --           (31,829,729)
Financing costs on debt forgiveness                  --            (2,312,520)
Equity in loss of unconsolidated
     affiliates                              15,726,871            17,766,741
Nondeductible interest                        1,391,200                    --
Amortization of goodwill                        (27,165)            2,349,178
Amortization of reorganization value/
     other expenses                            (288,257)             (196,892)
Change in valuation allowance (a)            27,363,510            26,177,304
Change to federal and state deferred
     taxes due to rate differences,
     generation of net operating loss
     carryforwards and other causes              88,392            (6,138,503)
Other, net                                        4,602                 4,360
                                           ------------          ------------
Net income tax benefit                     $         --          $         --
                                           ============          ============

(a) Change in valuation allowance does not include the effect of net operating losses acquired from CS.

      The components of the consolidated income tax benefit for the years ended March 31, 1998 and 1997 are as follows:

                                1998               1997
                                ----               ----
            Current           $    --          $        --
            Deferred               --           15,000,000
                              -------          -----------
                    Total     $    --          $15,000,000
                              =======          ===========

      The Company has no current income tax liability due to net operating losses. The primary items giving rise to the difference between the federal statutory tax rate and the Company's effective tax rate is the establishment of a valuation allowance against deferred tax assets for the years ended March 31, 1998 and 1997.

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (continued).

      The significant components of deferred tax assets (liabilities) are as follows:

                                  Reorganized
                                    Company                   Predecessor Entity
                                    -------        --------------------------------------------
                                 March 31, 1999  October 14, 1998  March 31, 1998  March 31, 1997
                                 --------------  ----------------  --------------  --------------
Net operating loss carryovers    $ 118,883,495      117,285,556    $ 103,213,000    $ 72,100,000
Non-cash interest                   41,144,898               --               --              --
Non-cash compensation                2,959,946               --               --              --
Investment in CS                            --               --       (6,305,000)    (18,726,000)
Wireless channel rights            (37,567,704)     (31,145,705)     (31,911,000)    (32,635,000)
Reorganization and other costs       4,037,730        4,180,181               --              --
Property and equipment               5,660,180         (813,770)        (908,000)     (2,352,000)
Programming                            903,763          761,311               --              --
Other, net                           1,184,911          305,167          306,000         513,000
                                 -------------    -------------    -------------    ------------
Deferred tax asset                 137,207,219       90,572,740       64,395,000      18,900,000
Less: valuation allowance         (137,207,219)     (90,572,740)     (64,395,000)    (18,900,000)
                                 -------------    -------------    -------------    ------------
Net income tax provision         $          --    $          --    $          --    $         --
                                 =============    =============    =============    ============

      A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. Accordingly, the Company has recorded a full valuation allowance. The deferred tax assets recorded reflect management's estimate of the amount which will be realized based upon current operating results and contingencies. The valuation allowance established was increased by $45.5 million for the year ended March 31, 1998, and further increased by $72.8 million for the two periods comprising the year ended March 31, 1999, resulting primarily from the consolidation of CS and the reorganization.

      As of March 31, 1999, before giving effect to the CS consolidation, which effects have not yet been determined, CAI had available approximately $249.0 million of net operating loss carryforwards that expire during the period from April 1, 1999 to March 31, 2013, of which $519,000 will expire during the fiscal year ending March 31, 2000. The use of these carryforwards is limited on an annual basis pursuant to the Internal Revenue Code ("IRC") due to certain changes in ownership and equity transactions. This limitation has not yet been determined but may prove to have nominal value. Additionally, net operating loss carryforwards acquired from CS will be subject to the IRC separate return limitation rules.

NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS.

      The following methods and assumptions were used to estimate their fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, accounts receivable and accounts payable. The carrying amount approximates fair value because of their short maturities.

Debt service escrow. The fair value of the investments in the debt service escrow was estimated based on market values.

Debt. The fair value of the Company's debt is based on quoted market prices for its publicly traded senior notes. The remaining debt is valued based on quoted market prices for the same or similar issues or on the current rates

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued).

offered to the Company for debt with similar remaining maturities. The fair value of debt maturing within twelve months is estimated to be its carrying value.

                                      Fair Value                      Carrying Amount
                                      ----------                      ---------------
                            Reorganized        Predecessor    Reorganized        Predecessor
                              Company            Entity         Company            Entity
                              -------            ------         -------            ------
                           March 31, 1999    March 31, 1998  March 31, 1999    March 31, 1998
                           --------------    --------------  --------------    --------------
CAI 12.25% senior notes      $         --     $275,000,000     $         --     $77,000,000
CAI 13% senior notes          105,994,444               --      105,994,444              --
CS senior discount notes      238,790,942              (a)      164,000,000             (a)
CAI interim debt financing
    and subordinated notes     65,807,317       75,000,000       65,807,317      50,405,000
Other                           8,354,385        7,088,506        8,354,385       7,088,506

(a) Not applicable since CS was not consolidated with CAI in the prior year.

NOTE 11- COMMITMENTS AND CONTINGENCIES.

Programming Contracts. In connection with its distribution of television programming, the Company has fixed-term contracts with various program suppliers, such as HBO, Showtime, Cinemax, CNN, MTV, USA, and A&E. Contract terms range in length from one year to ten years and expire at various dates through 2011. Most contracts are subject to automatic renewal upon expiration unless notice is given, by either party, of intent not to renew. These contracts require the Company to pay fees to programmers based on the number of subscribers.

Purchase Commitments. As of March 31, 1999, the Company had approximately $2.2 million of outstanding purchase orders, primarily relating to equipment and technical work for the build-out of digital systems.

Retirement Plan. Effective April 1, 1996, CAI sponsored a defined contribution pension plan pursuant to IRC section 401(k), covering substantially all of its employees. Contributions are withheld from participating employees with CAI matching 50% up to the first 5% of covered employees wages withheld and contributed to the plan, which amounted to approximately $129,000, $53,000, $115,000 and $114,000 for the periods from October 15, 1998 to March 31, 1999 and April 1, 1998 to October 14, 1998 and the years ended March 31, 1998 and 1997, respectively.

Strategic Partner Success Fee. The engagement letter between BT Alex. Brown Incorporated and CAI provides that, upon the consummation of a merger, or other arrangement with a strategic partner, BT Alex. Brown will receive a transaction fee for its services to be determined at the consummation of the merger in an amount not expected to exceed $10 million. In addition, BT Alex. Brown will be reimbursed for its expenses incurred in connection therewith. Further, CAI has agreed to indemnify BT Alex. Brown and its affiliates, their respective directors, officers, agents, and employees against certain liabilities and expenses, including liability under federal securities laws, related to or arising out of BT Alex. Brown's engagement.

Litigation.

      In Re CAI Wireless Systems, Inc., Debtor, Chapter 11 Case No. 98-1766
(JJF) and In Re Philadelphia Choice Television Inc., Debtor, Chapter 11 Case No. 98-1765 (JJF). On July 30, 1998, CAI and one of its wholly-owned subsidiaries, Philadelphia Choice Television, Inc., filed voluntary petitions under Chapter 11, Title 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware. The reorganization plan proposed by CAI and Philadelphia Choice Television was confirmed by the Bankruptcy Court on September 30, 1998. CAI and Philadelphia Choice Television consummated the reorganization plan and emerged from Chapter 11 on October 14, 1998. The case remains open, with the Bankruptcy Court retaining limited jurisdiction, pending the entry of a final decree closing the case.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued).

      In Re CAI Wireless Systems, Inc. Securities Litigation. CAI and certain individuals have been named in six class action lawsuits alleging various violations of the federal securities laws filed in the United States District Court for the Northern District of New York. The actions were consolidated into one lawsuit entitled In Re CAI Wireless System, Inc. Securities Legislation (96-CV-1857), which is currently pending in the Northern District of New York against Jared E. Abbruzzese, chairman and chief executive officer of CAI, John
J. Prisco, a former president and director of CAI, and Alan Sonnenberg, a former president and director of CAI. The amended, consolidated complaint alleges a variety of violations of the anti-fraud provisions of the Federal securities laws by CAI arising out of its alleged disclosure (or alleged omission from disclosure) regarding its Internet and other flexible use of MMDS spectrum, as well as business relationship with Bell Atlantic and NYNEX. Specifically, the complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 promulgated under the Securities Exchange Act during the specified class period (May 23, 1996 through December 6, 1996). CAI has notified the carrier of its Directors' and Officers' Liability insurance policy, which is intended to cover not only CAI's directors and officers, but also CAI, itself, against claims such as those made in the securities lawsuit. The policy covers up to $5 million of any covered liability, subject to a retention amount of $500,000. The securities lawsuit is in its preliminary stages. A scheduling conference was held on June 3, 1997, at which the briefing schedule for defendants' motion to dismiss was agreed upon among the parties. The defendants' motion to dismiss was heard by the Northern District of New York on October 17, 1997 and is still pending. While the motion is pending, all other deadlines affecting motions and discovery have been postponed. CAI's reorganization plan provided no recovery to any holder of CAI's equity or to any holder of an equity-based claim, such as the claims made against CAI in the securities lawsuit. Upon the confirmation of CAI's reorganization plan on September 30, 1998 and the October 14, 1998 consummation of the plan of reorganization, plaintiffs' claims against CAI in the securities lawsuit were discharged and released by order of the Bankruptcy Court. Furthermore, the securities lawsuit plaintiffs were enjoined from continuing their action against CAI. A memorandum of understanding outlining a settlement in the amount of $3 million (all of which will be covered by the proceeds from the above-referenced insurance policy) has been executed by counsel to all parties. The parties anticipate executing a settlement agreement shortly and submitting such agreement to the court for final disposition of this action. Accordingly, CAI's management believes the securities lawsuit will not have a material adverse effect on CAI's earnings, financial condition, or liquidity.

      Joe Hand Promotions, Inc. v. CAI Wireless Systems, Inc. d/b/a POPVISION Wireless Cable and as a third party defendant in Joe Hand Promotions, Inc. v. 601 L & P Bar, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. These actions arise out of the alleged improper broadcasts of certain sporting events in commercial establishments in violation of the alleged distributor's exclusive broadcast rights. The complaints seek actual compensatory damages in unspecified amounts, together with statutory penalties claimed for alleged violations of federal statutes. The plaintiff, Joe Hand Promotions, has alleged that it is the exclusive distributor of certain televised sporting events in the greater Philadelphia area for commercial establishments, and has alleged the improper broadcast of such events in approximately five instances. The lawsuits were in the preliminary stages when CAI commenced its Chapter 11 case. Action against CAI in these lawsuits has been suspended by the Court. CAI believes that in the event of an adverse outcome, the amount would not be material given the nature of the claims.

      Other Litigation. CAI is the defendant in two separate breach of contract actions arising out of separate alleged marketing agreements entered into by ACS Enterprises, Inc. prior to its merger with CAI in September 1995. The first action, pending in the Court of Common Pleas, Montgomery County, Pennsylvania, seeks unspecified damages in excess of $30,000. The action has been stayed as a result of the CAI bankruptcy. The second action, pending in the Court of Common Pleas, Philadelphia County, Pennsylvania, also seeks unspecified damages in excess of $50,000. Plaintiff is currently conducting its discovery.

      On or about June 18, 1999, an action was filed in the New York Supreme Court for the County of Albany captioned Bogdan and Faist, P.C. v. CAI Wireless Systems, Inc., Index No. 3463-99. The complaint asserts that CAI has failed to transfer to the plaintiff unspecified property and property rights in breach of an alleged contract between the plaintiff and CAI. The complaint seeks to require CAI to specifically perform under the alleged contract. Management believes that this action is without merit and intends to vigorously defend this lawsuit.

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued).

The Year 2000 Compliance Plan (unaudited).

Overview. The Company is continuing to evaluate and address the impact of the Year 2000 date transition on its operations. The Company is in the process of taking steps to (a) inventory and assess for Year 2000 compliance its equipment, software and systems, (b) determine which items will be remediated, replaced or retired, and establish a plan to accomplish these steps, (c) test the items, where required, and (d) provide senior management with a reporting system to support a seamless transition to the Year 2000.

      State of Readiness. The Company's Year 2000 compliance program focuses on the Company's analog video operations, limited internet operations, and internal business processes, such as accounting. As of March 31, 1999, the inventory, assessment and compliance planning phases for these areas have been materially completed, and remediation, replacement or retirement and testing activities had begun. The inventory items that were not assessed as Year 2000 compliant and that require action to avoid service impact are to be fixed, replaced or retired. CAI's accounting software and any other mission critical systems relating directly to the accounting function have been upgraded to be Year 2000 compliant. For all other areas, CAI's goal is to have all mission critical systems Year 2000 compliant by September 1, 1999.

      Vendor and Service Provider Issues. The Company has requested that its vendors and service providers provide CAI with information as to the compliance status of products and/or services used by CAI and its operating subsidiaries, which information is subject to Company testing and verification. Although the Company has received information from some of its vendors and service providers as of March 31, 1999, it had not yet received information from all of the vendors and service providers contacted. The Company plans to continue to pursue its vendors and service providers in order to request information regarding Year 2000 compliance of such vendors and service providers.

      Costs. The Company estimated that it will cost approximately $875,000 to effect its Year 2000 compliance program, based on information it has received as of March 31, 1999 from vendors and service providers. The Company anticipates that most of the cost associated with its Year 2000 compliance program will be the result of remediation or replacement of non-compliant equipment necessary for the Company's analog video operations and internal business processes.

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

      Contingency Plan. At March 31, 1999, the Company was not aware of any mission critical aspect of its operations or internal business processes that cannot be made Year 2000 compliant; however, in light of its inventory and assessment of Year 2000 problems, and the possibility that, despite its efforts, the Company is unsuccessful in

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued).

preparing its internal systems and equipment for the Year 2000, the Company expects to develop contingency plans for dealing with the most reasonably likely worst-case scenario. The Company's assessment of its most reasonably likely worst-case scenario and the exact nature and scope of its contingency plans will be affected by the Company's continued Year 2000 assessment by July 1, 1999 and its goal is to have all contingency systems in place and fully tested by the fourth quarter of 1999.

NOTE 12 - SHAREHOLDERS' EQUITY (DEFICIT).

      CAI filed a certificate amending its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Connecticut on October 14, 1998, the amendment modified CAI's capital structure by deleting the existence of 100 million shares of common stock without par value; 15,000 shares of 14% senior convertible preferred stock, par value $10,000 per share; 2 million shares of cumulative voting preferred stock without par value; 5 million shares of preferred stock without par value to be designated from time to time by the CAI board of directors; and authorizing 25 million shares of new common stock, par value $.01 per share; and 5 million shares of preferred stock, par value $.01 per share, which preferred stock may be designated from time to time by the CAI board of directors. On April 16, 1999, CAI amended its Amended and Restated Certificate of Incorporation to designate 2 million shares of Series A preferred stock for issuance under a Shareholders' Rights Plan adopted by the CAI Board of Directors on that date (see Note 16).

      On September 29, 1995, CAI amended and restated its Certificate of Incorporation, with shareholder approval, to increase the authorized number of CAI no par common shares available for issuance from 45 million to 100 million and to authorize 15,000 shares of 14% senior preferred stock and 2 million shares of voting preferred stock described above. The senior preferred stock was convertible into voting preferred stock and the voting preferred stock was convertible into common stock. All such securities were extinguished on October 14, 1998 pursuant to the reorganization plan.

      On March 3, 1998, in connection with the exchange of $30 million of CAI term notes and $70 million of CAI's 14% senior preferred stock by MLGAF for a $30 million CAI 12% subordinated note due 2005, $15.7 million of interest on the term notes and $32.4 million of accrued dividends on the preferred stock were forgiven. CAI also exchanged the warrants held by MLGAF for 2,500 shares of CAI common stock valued at $1,350. The $30 million subordinated note and the 2,500 shares of CAI common stock were extinguished pursuant to the reorganization plan of CAI.

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SHAREHOLDERS' EQUITY (DEFICIT) (continued).

      The pre and post-reorganization capital structures of CAI are as follows:

                                                                                   Shares Issued and
                                                     Shares Authorized                Outstanding
                                                      As of March 31,               As of March 31,
                                               -----------------------------  --------------------------
                                               Reorganized    Predecessor     Reorganized    Predecessor
                                                 Company         Entity         Company         Entity
                                               --------------------------     -------------------------
                 Class of Stock                   1999           1998            1999           1998
                 --------------                   ----           ----            ----           ----
Predecessor Entity:
Preferred stock -
   14% senior convertible preferred stock,
     par value $10,000 per share                                   15,000                            --
                                                              -----------                    ----------
   Series preferred stock, no par value
     Series A 8% redeemable convertible
      preferred stock, no par value                               350,000                            --
     Undesignated                                               4,650,000                            --
                                                              -----------                    ----------
      Total series preferred stock                              5,000,000                            --
                                                              -----------                    ----------
   Voting preferred stock, no par value                         2,000,000                            --
                                                              -----------                    ----------
     Total preferred stock                                      7,015,000                            --
                                                              ===========                    ==========

Common stock, no par value                                    100,000,000                    40,543,039
                                                              ===========                    ==========
Reorganized Entity:

Preferred stock, par value, $.01                5,000,000                             --
                                               ==========                     ==========

Common stock, par value $.01 (a)               25,000,000                     17,241,379
                                               ==========                     ==========

(a) CAI's post-reorganization common stock, par value $0.01, entitles the holder thereof to one vote per share held. Holders of CAI common stock are entitled to dividends if, as, or when declared out of funds legally available therefor, which consists of current or accumulated earnings. In the event of a liquidation or dissolution, any preferred stock outstanding including accumulated dividends thereon would be satisfied before holders of common stock would receive any distribution. As of March 31, 1999, there were 17,241,379 shares of common stock issued and outstanding.

NOTE 13 - OPTIONS AND WARRANTS.

Stock Option Plans. In connection with the CAI Bankruptcy, CAI adopted the 1998 Stock Option Plan for key employees. The 1998 Stock Option Plan is intended to provide key employees with a meaningful incentive to pursue CAI's strategic business plan. The 1998 Stock Option Plan is also intended to align the interests of such employees with those of CAI's shareholders. There are 1.5 million shares of CAI common stock reserved for issuance upon the exercise of options granted pursuant to the 1998 Stock Option Plan.

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - OPTIONS AND WARRANTS (continued).

      All options granted under the 1998 Stock Option Plan are intended to be 10 year options; however, options may lapse and expire prior to the expiration of such 10 year period in certain circumstances more fully described in the 1998 Stock Option Plan. The vesting terms and exercise price of options granted under 1998 Stock Option Plan are determined by a committee designated by the Company's board of directors to administer the 1998 Stock Option Plan. On January 18, 1999, the Governance and Compensation Committee of the CAI Board approved the issuance to several key employees of the Company of options to purchase 1,256,500 shares of CAI common stock pursuant to the 1998 Stock Option Plan, and subject to the surrender of certain options previously granted pursuant to the reorganization plan.

      Options issued subsequent to the CAI reorganization are exercisable at an average per share price of $.98 and vest upon the occurrence of specified conditions or the completion of identified tasks, depending upon the department in which the optionee is employed by the Company, the satisfaction of which are determined by the committee in its reasonable judgment. All options vest in their entirety upon the occurrence of a change of control of CAI, as defined. As of March 31, 1999, CAI had granted options under this plan to purchase 1,456,500 shares of common stock at a weighted average price of $0.98 per share.

      In part to attract qualified outside directors, CAI's board of directors has also adopted the 1998 Outside Directors' Stock Option Plan. Under the Outside Directors' Plan, each non-employee director of CAI is entitled to an initial grant of options to purchase 25,000 shares of CAI common stock at an exercise price equal to the closing trading price on the day on which such individual is deemed to have become a director of CAI following October 14, 1998 in connection with the consummation of CAI's reorganization plan. The initially-granted options vest over a one-year period with options to purchase 10,000 shares of CAI common stock vesting on the date that is three months after such an individual becomes a CAI director, options to purchase 7,500 shares of CAI common stock vesting on the date that is eight months after such an individual becomes a director of CAI and the remaining options to purchase 7,500 shares of CAI common stock vesting on the one-year anniversary of the date such an individual becomes a director. In addition to the initial grant of option, each individual who has been a CAI director for at least six months prior to each April 1, beginning on April 1, 2000, shall receive options to purchase 7,500 shares of CAI common stock at an exercise price equal to the closing trading price on the day of grant, which options vest on the one-year anniversary of the date of grant.

      All options granted under the Outside Directors' Plan are intended to be 10-year options, however, options may lapse and expire prior to the expiration of such 10-year period in certain circumstances more fully described in the Outside Directors' Plan. CAI's board of directors has reserved 400,000 shares of CAI common stock for issuance upon the exercise of options granted under the Outside Directors' Plan. Notwithstanding anything to the contrary set forth in the option agreements, in the event that a change of control (as defined) occurs at any time following the grant date, all unvested options that have been granted on or before date such change of control occurs, shall immediately vest and become exercisable. As of March 31, 1999, CAI had granted options under this plan to purchase 125,000 shares of common stock at a weighted average price of $0.65 per share.

      In November 1993, CAI adopted its 1993 Stock Option and Incentive Plan. Under the 1993 Plan, options to purchase an aggregate of not more than 1 million shares of common stock were available for grant to key employees (including officers), advisors and independent consultants to the Company or to any of its subsidiaries. The 1993 Plan was administered by the Committee. The per share exercise price for stock options granted under this Plan was not less than 100% of the fair market value per share of common stock on the date the option was granted. As of March 31, 1998, CAI had granted options under this plan to purchase 996,500 shares of common stock at a weighted average price of $1.74 per share. On October 14, 1998, all outstanding options under the 1993 Plan were cancelled pursuant to the reorganization plan.

      In October 1993, CAI adopted the 1993 Outside Directors' Option Plan (the "1993 Directors' Plan"). Under the 1993 Directors' Plan, options to purchase an aggregate of not more than 30,000 shares of common stock were

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - OPTIONS AND WARRANTS (continued).

available for grant to non-employee directors. These options vested at the rate of 20% a year over five years, beginning one year after date of grant and are exercisable for a period of seven years. The exercise price for stock options granted under the 1993 Directors' Plan was not less than 100% of the fair market value of the common stock on the grant date. As of March 31, 1998, CAI had granted outstanding options under this plan to purchase 8,334 shares of common stock at $1 per share. On October 14, 1998, all outstanding options under the 1993 Directors' Plan were cancelled pursuant to the reorganization plan.

      On October 14, 1998, in connection with CAI's bankruptcy, CAI issued warrants for the purchase of 86,640 shares of common stock of the Company to BT Alex. Brown, the Company's financial advisor. The warrants are exercisable at $0.59 per share. The warrants expire on October 14, 2003.

Valuation of Options. The Company applies APB Opinion No. 25 in accounting for its stock option plans. Compensation expense has been recognized in the financial statements for the period from October 15, 1998 to March 31, 1999 with respect to certain options granted during this period. During the periods from April 1, 1998 to October 14, 1998 and the years ended March 31, 1998 and 1997 the Company did not recognize compensation expense under APB 25. As a result of the increase in the price per share of the Company's common stock, principally as a result of the pending merger with MCI WORLDCOM, Inc. (Note 16), the Company will incur additional compensation expense in the first quarter of fiscal year 2000 estimated to be in excess of $30,000,000. These options vest only on the occurrence of certain events. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have changed to the pro-forma amounts indicated below:

                                 Reorganized
                                   Company                           Predecessor Entity
                                   -------           ------------------------------------------------
                                 Period from         Period from           Year Ended March 31,
                               October 15, 1998   April 1, 1998 to    --------------------------------
                              to March 31, 1999   October 14, 1998         1998               1997
                              -----------------   ----------------    -------------      ------------
Net loss:
         As reported           $  (110,647,883)     $(14,549,847)     $(225,914,731)     $(82,298,207)
         Pro forma             $  (103,466,847)     $(18,093,430)     $(232,456,731)     $(88,839,207)
Loss per common share (a):
         As reported                   $ (6.42)
         Pro forma                     $ (6.00)

      (a) Share data for the pre-reorganization periods is not presented as such amounts are not meaningful.

      The initial impact of SFAS No. 123 on pro-forma earnings per share may not be representative of the effect on income in future years because options vest over several years and additional option grants may be made each year. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued, as follows:

                                 Reorganized
                                   Company                           Predecessor Entity
                                   -------           ------------------------------------------------
                                 Period from         Period from           Year Ended March 31,
                               October 15, 1998   April 1, 1998 to    --------------------------------
                              to March 31, 1999   October 14, 1998         1998               1997
                              -----------------   ----------------    -------------      ------------
Dividend yield                      0.0%               0.0%                  0.0%             0.0%

Risk-free interest rate             4.7%               4.1%                  5.8%             6.0%
Expected life (years)               1.0                1.5                   2.6              3.6
Volatility                          183%               183%                  100%              99%

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - OPTIONS AND WARRANTS (continued).

Option Activity. A summary of the status of the Company's stock option plans is presented below:

                    Reorganized Company                                        Predecessor Entity
                   -----------------------    --------------------------------------------------------------------------------------
                        Period from                   Period from                             Year Ended March 31,
                   October 15, 1998 to             April 1, 1998 to          -------------------------------------------------------
                      March 31, 1999               October 14, 1998                     1998                          1997
                   -----------------------    ---------------------------    ---------------------------    ------------------------
                                 Weighted-                      Weighted-                      Weighted-                   Weighted-
                                  Average                        Average                        Average                     Average
                                 Exercise                       Exercise                       Exercise                    Exercise
                     Shares        Price        Shares            Price        Shares            Price        Shares         Price
                     ------        -----        ------            -----        ------            -----        ------         -----
Outstanding,
  beginning               --     $     --     2,220,937         $   1.64     2,195,937         $   4.91     1,274,134      $   7.74
Granted            3,081,500     $   4.61            --         $     --     1,986,062         $   1.01     1,071,803      $   2.20
Forfeited          1,500,000     $   8.43    (2,220,937)(a)     $   1.64    (1,961,062)        $   4.82      (150,000)     $   7.75
                   ---------                 ----------                     ----------                      ---------
Outstanding,
  ending           1,581,500     $    .98            --         $     --     2,220,937(b)      $   1.64     2,195,937      $   4.91
                   =========                 ==========         ========     =========                      =========

Weighted
  average fair
  value of
  options
  granted                        $    .53                       $     --                       $   0.72                    $   1.57

(a) All outstanding options were canceled on October 14, 1998 in connection with the consummation of the reorganization plan.
(b) Reflects the repricing of all outstanding options granted to optionees employed by the Company as of March 9, 1998 to $1 per share. The repricing was recorded as a forfeiture of the original options granted and the simultaneous grant of new options on the same terms but at the revised exercise price of $1 per share.

The total number of shares of common stock reserved for options is 1.9 million as of March 31, 1999. The following table summarizes information about stock options outstanding at March 31, 1999:

                       Options Outstanding                                 Options Exercisable
------------------------------------------------------------------   ------------------------------
                                     Weighted-
                                      Average         Weighted-
    Range of         Number          Remaining         Average         Number      Weighted-Average
Exercise Prices    Outstanding   Contractual Life   Exercise Price   Exercisable   Exercise Price
---------------    -----------   ----------------   --------------   -----------   --------------
$0.01 to $0.875    1,346,500        9.8 years          $0.86            40,000           $0.61

$1.125 to $1.625     235,000        9.8 years          $1.59            10,000           $1.44
                   ---------                                            ------
                   1,581,500                                            50,000
                   =========                                            ======

CS Options.

      In 1996, CS established an incentive stock plan which provides for the issuance of stock options to officers and other key employees of CS. The stock plan makes available for issuance 1.5 million shares of CS common stock. Options issued under the CS stock plan have varying vesting periods as provided in separate stock option agreements and generally carry an expiration date of ten years subsequent to the date of issuance. Options issued are required to have an exercise price of not less than fair market value of CS' common stock on the date of grant.

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - OPTIONS AND WARRANTS (continued).

      At March 31, 1999, there were 633,617 options outstanding at a weighted average price per share of $7.01. No CS options were granted in the four months ended March 31, 1999.

Warrants.

      The Bell Atlantic Warrants. The Bell Atlantic warrants to purchase voting preferred stock and common stock were canceled in the March 3, 1998 Bell Atlantic termination transactions (see Note 12).

      Common Stock Warrants. Outstanding warrants, except the Bell Atlantic warrants, are as follows:

                                             Weighted-Average    Number of
                                              Exercise Price     Warrants
                                              --------------     --------
      Outstanding, March 31, 1996                  $7.72         2,310,541
               Issued (a)                             --           616,912
               Exercised                           $0.25           (75,000)
                                                                ----------
      Outstanding, March 31, 1997 and 1998         $6.24         2,852,453
               Issued (b)                          $0.59            86,640
               Canceled (c)                        $6.24        (2,852,453)
                                                                ----------
      Outstanding, March 31, 1999                  $0.59            86,640
                                                                ==========

(a) The warrants issued and certain warrant exercise prices revised during the years ended March 31, 1997 and 1996 were pursuant to anti-dilutive clauses in agreements relating to the warrants.
(b) On October 14, 1998, warrants to purchase 86,640 shares of new CAI common stock were issued to BT Alex. Brown at an exercise price of $0.59 per share and expire on October 14, 2003. The warrants had a weighted average fair value of $.38 on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield 0.0%; risk free interest rate 4.7%; expected life 1 year; volatility 183%.
(c) All of these warrants were canceled on October 14, 1998 in connection with the consummation of CAI's reorganization plan.

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - OPERATING LEASES.

      The Company leases office space in each market it currently operates in under non-cancelable agreements that expire through March 2006. The leases require various minimum monthly payments and payment of property taxes, certain maintenance, and insurance.

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

      The approximate minimum rental commitments for operating leases as of March 31, 1999 due in future years are as follows:

                  Years Ending March 31,
                  ----------------------
                     2000                             $  4,716,000
                     2001                                4,095,000
                     2002                                3,446,000
                     2003                                3,188,000
                     2004                                2,887,000
                     Thereafter                          7,076,000
                                                  ----------------
                          Total                   $     25,408,000
                                                  ================

      Total rent expense for the period October 15, 1998 to March 31, 1999 and April 1, 1998 to October 14, 1998 and the years ended March 31, 1998 and 1997 was approximately $2.2 million, $1.8 million, $3.8 million and $3.3 million, respectively.

NOTE 15 - RELATED PARTY TRANSACTIONS.

Installation Services. In October 1996, two of CAI's employees formed Telecom Service Support LLC ("Telecom"), to provide subscriber installation, service calls, and warehouse service to the subscription television industry. CAI incurred approximately $86,000, $106,000, $452,000 and $348,000 for such services during the periods October 15, 1998 to March 31, 1999 and April 1, 1998 to October 14, 1998 and the years ended March 31, 1998 and 1997, respectively. Additionally, CAI has advances due from Telcom of $18,000 and $20,000 at March 31, 1999 and 1998, respectively, and, has provided leased vehicles and certain facility space to Telecom for the years ended March 31, 1999 and 1998. On March 3, 1999, CAI entered into a service agreement with Telecom to provide installation and services to CAI at a fixed cost of $4,500 per week through June 3, 1999.

Flight Services. CAI periodically charters an airplane from Wave Air, Inc., which is primarily owned by Jared E. Abbruzzese, chairman and chief executive officer of the Company, in order to carry out business when airline schedules are not compatible. Wave Air charged CAI for this service on an hourly basis. Transactions with Wave Air, Inc. amounted to approximately $0, $62,000, $154,000, and $278,000, for the periods October 15, 1998 to March 31, 1999 and April 1, 1998 to October 14, 1998 and the years ended March 31, 1998 and 1997, respectively.

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RELATED PARTY TRANSACTIONS (continued).

Related Party Loans. On March 31, 1997, Mr. Abbruzzese executed and delivered a demand promissory note in the principal amount of $780,054 in favor of the Company. The note evidences various indebtedness owed by Mr. Abbruzzese and affiliated entities, which Mr. Abbruzzese agreed to assume, including the outstanding balance on an $800,000 loan made by CAI to Haig Capital L.L.C. The obligation bears interest at 14% per annum and is secured by a pledge of Mr. Abbruzzese's interest in Haig Capital. The note balance at both March 31, 1999 and 1998 was approximately $695,000. During the periods from October 14, 1998 to March 31, 1999 and from April 1, 1998 to October 14, 1998 and for the year ended March 31, 1998, CAI recorded interest income on the notes of $44,596, $52,705, and $102,945, respectively. At March 31, 1999 and 1998, accrued interest receivable was $155,246 and $102,945, respectively. Mr. Abbruzzese made a payment in June 1998 of $45,000 that was applied to accrued interest in its entirety.

Programming Cooperative. In 1997, CAI, CS and two other unrelated wireless cable providers formed Wireless Enterprises, LLC ("Wireless Enterprises"). CAI and CS each own a 25% interest in Wireless Enterprises (collectively 50%) at March 31, 1999. Wireless Enterprises was formed as a cooperative to negotiate the per subscriber rates on programming with suppliers of program content. During the periods October 15, 1998 to March 31, 1999 and April 1, 1998 to October 14, 1998 and the year ended March 31, 1998, the Company paid Wireless Enterprises for programming and administrative services approximately $5.6 million, $2.7 million and $5.8 million, respectively.

TelQuest Satellite Services. TelQuest is a joint venture between CAI, CS and TelQuest Communications, Inc., a company controlled by Mr. Abbruzzese, formed on August 4, 1997 for the purpose of developing and operating satellite systems providing digital services. CAI and CS each have $5 million investments in TelQuest. CAI and CS each contributed a combination of equipment (made available to TelQuest under the terms of a five-year renewable lease) and cash (in lieu of equipment) in an amount equal to approximately $2.1 million as part of the $2.5 million equipment portion of CAI's $5 million investment in TelQuest. A final payment of $411,567 was made by CAI on April 1, 1998. In return for CAI and CS' $5 million investments in TelQuest, each received a 25% interest in TelQuest, which interest is subject to dilution upon the occurrence of certain events. The 25% interest increased to 30% as consideration for CAI and CS giving up their exclusivity arrangement with TelQuest.

Equipment Sales and Purchases. During the year ended March 31, 1998, CAI sold to CS approximately $3.7 million of excess equipment at a gain of $116,000, primarily from the Boston Project that was not needed for the Boston operation. Additionally, during April 1997, CAI placed purchase orders approximating $1,612,000 with CS for equipment needed for the Boston Project, taking advantage of CS' favorable pricing arrangements with its vendor. For the year ended March 31, 1999 and the four months ended March 31, 1999 of CAI and CS, respectively, there were no material intercompany transactions related to equipment sales and purchases between the companies that would otherwise need to be eliminated in consolidation.

Satellite Projects. CAI has pursued three satellite ventures in addition to its investment in TelQuest through the following subsidiaries (collectively, the "Satellite Subsidiaries"): (i) MMDS Satellite Ventures, Inc., which was formed for the purpose of pursuing Ku-band satellite opportunities; (ii) CAI Data Systems, Inc., an entity formed for the purpose of pursuing Ka-band satellite opportunities, and (iii) CAI Satellite Communications, Inc., an entity formed for the purpose of pursuing V-band satellite opportunities. As part of CAI's reorganization plan, each of the Satellite Subsidiaries issued a sufficient number of shares of stock to Haig Capital to give Haig Capital a 50% equity interest in each Satellite Subsidiary with CAI holding the other 50%.

Engineering and Spectrum Management Services. During 1998, CAI and CS had an arrangement whereby CAI personnel provided engineering and other technical consulting services in connection with the digital build-out of the CS Dallas, TX market. Under this arrangement, CAI received $10,000 per month plus reimbursement for all reasonable expenses incurred in the performance of such services. CAI and CS have renegotiated the terms of this arrangement and entered into an Engineering and Spectrum Management Agreement whereby, effective March 1,

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RELATED PARTY TRANSACTIONS (continued).

1999, CAI assumed supervision and delivery of all engineering and technical management services. Accordingly, CS will pay CAI a fee equal to 40% of the full allocated costs plus an administrative fee of 20% of such amount. Additionally, CAI received approximately $263,000, $135,000 and $141,000 from CS for services rendered, rent, licensing and other fees during the periods from October 15, 1998 to March 31, 1999 and April 1, 1998 to October 14, 1998 and for the year ended March 31, 1998, respectively.

      CAI also provided spectrum management services and subleased office space in CAI's Arlington, VA office to CS. Up to 20% of the professional time of Mr. Gerald Stevens-Kittner, CAI's Senior Vice President - Spectrum Management, was devoted to CS spectrum management matters, including regulatory issues before the FCC, for which CS paid Mr. Stevens-Kittner directly. CAI charged CS a pro rata portion of the monthly rent payment for CAI's Arlington office space, reflecting the office space used by one full-time CS employee resident in the Arlington office. These charges are now included in the Engineering and Spectrum Management agreement. For the four months ended March 31, 1999, all material transactions between CAI and CS have been eliminated in consolidation.

      In September 1997, CS entered into a two-year Installation Contractor Agreement with ACS Telecommunications Systems, Inc. ("ACS") whereby for a fixed monthly fee per market plus other additional variable costs, ACS agreed to provide installation contractor services in the Dallas, Texas area and other markets as mutually agreed upon. During the four months ended March 31, 1999, CS paid $143,730 to ACS under this agreement. CS amended this agreement to shorten the term and decrease the fixed monthly payment. In connection with this amendment, CS has agreed to make payments totaling $510,000 to ACS pursuant to the original agreement. A former director and President of CAI and former director of CS, who resigned in February 1996 and December 1998, respectively, is the principal stockholder of ACS.

NOTE 16 - SUBSEQUENT EVENTS.

      Merger. On April 26, 1999, CAI entered into an Agreement and Plan of Merger dated as of April 26, 1999 (the "Merger Agreement") with MCI WORLDCOM, Inc. ("MCI WorldCom") and Cardinal Acquisition Subsidiary, Inc., a wholly-owned subsidiary of MCI WorldCom ("MergerSub"). Pursuant to the terms and subject to the conditions of the Merger Agreement, MergerSub will merge with and into CAI (the "Merger"), with CAI as the surviving corporation. As a result of the merger, which is subject to regulatory approval and usual and customary conditions, each outstanding share of common stock of CAI (other than shares owned by MCI WorldCom, MergerSub or shares of common stock held by CAI as treasury stock or shares with respect to which the holders have demanded and exercised dissenters' rights in a manner provided under Connecticut law) will be converted into the right to receive $28.00 per share of common stock in cash. CAI anticipates the Merger will be consummated during the third quarter of 1999.

      On June 4, 1999, MCI WorldCom completed the acquisition of 8,284,425 CAI common shares pursuant to one such agreement, thereby becoming a 48% shareholder of CAI.

      Rights Plan. On April 16, 1999, in connection with the transactions contemplated by the Merger Agreement, the CAI Board of Directors adopted a shareholders' rights plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. The dividend is payable on April 27, 1999 (the "Record Date") to the shareholders of record on that date. Subject to certain terms and conditions, each

                   CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SUBSEQUENT EVENTS (continued).

Right shall entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, $.01 par value of CAI at a price of $96.00 per one one-hundredth of a share of Series A Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of April 16, 1999, as the same may be amended from time to time, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.

      Stock Option Agreement. On April 26, 1999, CAI entered into a stock option agreement granting MCI WorldCom an option to acquire up to 6,090,481 CAI common shares at a price of $28.00 per share.

      Senior Secured Notes Due 2000. MCI WorldCom holds the $80,000,000 aggregate principal amount of outstanding senior secured notes of CAI due 2000. The senior secured notes of CAI were issued under a note purchase agreement dated as of October 14, 1998 between CAI and the purchasers named therein. The parties closed the acquisition of the senior secured notes of CAI on March 26, 1999, at which time MCI WorldCom was assigned all right, title and interest in, and to the senior secured notes of CAI, and assumed all of the sellers' obligations under the senior secured notes of CAI and the note purchase agreement.

      13% Senior Notes Due 2004. MCI WorldCom holds $119,412,609 aggregate principal amount of unsecured 13% senior notes of CAI due October 14, 2004. The parties closed the acquisitions of the 13% senior notes on March 26, 1999 and April 29, 1999, at which time MCI WorldCom was assigned all of the sellers' rights, titles and interests in and to the 13% senior notes.

      11.375% Senior Notes of CS. MCI WorldCom also holds $215,750,000 aggregate principal amount of unsecured 11.375% senior notes of CS due 2006. The parties closed the acquisition of the 11.375% senior notes of CS on March 26, 1999, and on April 29, 1999, MCI WorldCom was assigned all of the sellers' rights, titles and interests in and to the 11.375% senior notes of CS.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURES

      On July 30, 1998, PricewaterhouseCoopers LLP ("PWC") resigned from its engagement as CAI's independent accountant due to a conflict of interest arising as the result of the July 1, 1998 merger of Price Waterhouse, LLP and Coopers & Lybrand L.L.P. Prior to the merger, Coopers & Lybrand L.L.P. acted as CAI's independent accountant. Price Waterhouse, LLP, acted as collateral agent and administrative agent for MLGAF under a Note Purchase Agreement dated as of November 24, 1997, as amended from time to time. PWC currently acts as collateral agent and administrative agent for MLGAF under the Note Purchase Agreement dated as of October 14, 1998 between CAI and the purchasers listed therein.

      Except as discussed below, the reports of Coopers & Lybrand L.L.P. on CAI's financial statements for the years ended March 31, 1998 and 1997 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

      The report of Coopers & Lybrand L.L.P. delivered in connection with CAI's audited financial statements for the years ended March 31, 1998 and 1997 contained an explanatory paragraph which indicated that there was substantial doubt regarding the Company's ability to continue as a going concern.

      In connection with its audits for the years ended March 31, 1998 and 1997 and through July 30, 1998, there were no disagreements with Coopers & Lybrand L.L.P. or PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Coopers & Lybrand L.L.P. would have caused them to make reference thereto in their report on the financial statements for such years. During the years ended March 31, 1998 and 1997 and through July 30, 1998, there have been no reportable events (as defined in Regulation S-K item 304(a)(1)(v)) involving CAI.

      CAI requested that PWC furnish it with a letter addressed to the SEC stating whether or not PWC agrees with the above statements. A copy of such letter, dated August 6, 1998, was filed as Exhibit 16 to CAI's Current Report on Form 8-K dated August 6, 1998.

      CAI has subsequently retained KPMG LLP as its independent auditors.

                                    PART III

      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF CAI WIRELESS SYSTEMS, INC.

      The following table sets forth certain information concerning each of CAI's directors and executive officers:

Name                     Age                   Position with CAI
----                    -----  -------------------------------------------------
Jared E. Abbruzzese       44   Chairman, Chief Executive Officer and Director(1)
James P. Ashman           45   Executive Vice President and Chief Financial
                                 Officer
Gerald Stevens-Kittner    46   Senior Vice President - Spectrum Management
Bruce Kostreski           48   Senior Vice President - Engineering
George Parise             37   Senior Vice President - Finance
Arthur J. Miller          40   Vice President and Controller
Paul M. Albert, Jr.       56   Director(1)(2)(3)
Vernon Fotheringham       51   Director(1)(2)(3)
Robert D. Happ            58   Director(1)(2)(3)
Martin G. Mand            62   Director(1)(2)(3)
John B. Newman            64   Director(1)(2)(3)

(1) Member of the Finance/Strategic Partner Committee. The Finance/Strategic Partner Committee, which is currently chaired by John B. Newman, reviews and approves management's recommendations regarding major financial and capital structure matters, oversees relationships with major security holders, monitors cash flow and capital expenditures and evaluates and recommends to the CAI board modifications to CAI's strategic goals.

(2) Member of the Governance and Compensation Committee. The Governance and Compensation Committee, which is currently chaired by Paul M. Albert, Jr., reviews and approves management's recommendations as to executive compensation, reviews, approves and administers executive compensation and CAI's stock option plans, reviews and approves management's recommendations for organizational structure and recommends to the CAI board nominees for election as directors of CAI, including nominees recommended by shareholders.

(3) Member of the Audit Committee. The Audit Committee, which is currently chaired by Robert D. Happ, recommends to the CAI board independent auditors to serve CAI, reviews the scope and results of the annual audit, assures that the independent auditors act independently, reviews and approves any substantial change in CAI's accounting policy or practices, reviews with management and the independent auditors CAI's internal accounting controls, reviews CAI's annual report and non-audit professional services provided to CAI by the independent auditors.

      The Certificate of Incorporation and the By-laws of CAI, as amended, provide for a minimum of three and a maximum of eleven members of CAI's Board of Directors and permit the CAI board to specify the number of directors within that range by resolution. The CAI board has currently established the size of the CAI board at six members. All directors hold office until their successors have been elected and qualified. In connection with CAI's initial public offering in February 1994, CAI agreed with Gerard Klauer Mattison & Co., LLC, the representative of the underwriters of the offering, that for a five-year period CAI would use its best efforts to cause, if requested by Gerard Klauer Mattison, an individual selected by Gerard Klauer Mattison and reasonably acceptable to CAI to be elected to the CAI board who may be an officer, director or affiliate of Gerard Klauer Mattison. The five-year period expired in February 1999. Gerard Klauer Mattison never made such request.

      Jared E. Abbruzzese has been chairman of the CAI board and chief executive officer of CAI since its formation in August 1991. Mr. Abbruzzese served CAI in such capacities prior to and during CAI's 1998 Chapter 11 proceeding. From August 1992 until September 1993, he served in various capacities for the prior operator of a wireless cable system in Albany, New York. Since February 1996, he also has served as chairman of CS, and since February 1999, Mr. Abbruzzese has been CS' acting chief executive officer.

      James P. Ashman has been executive vice president and chief financial officer of CAI since December 1995. Mr. Ashman served CAI in such capacities prior to and during CAI's 1998 Chapter 11 proceeding. Prior to his appointment to these positions, Mr. Ashman was senior vice president and treasurer of CAI, positions he held since September 1994. Mr. Ashman was a director of CAI from March 1994 until October 1998. From November 1992 to September 1994, Mr. Ashman was a senior advisor of, and independent consultant affiliated with, Carolina Barnes Capital, Inc., a registered broker dealer. Carolina Barnes served as financial advisor to CAI from January 1993 until September 1994. Mr. Ashman has been a director of CS since its formation in February 1996.

      Bruce W. Kostreski joined CAI as senior vice president-engineering in March 1996, and became the Company's chief technical officer in March 1997. Mr. Kostreski served CAI in such capacities prior to and during CAI's 1998 Chapter 11 proceeding. Prior to joining CAI, Mr. Kostreski was employed by Bell Atlantic Corporation in a variety of capacities since 1980. Mr. Kostreski's last position with Bell Atlantic was that of executive director-corporate development. Mr. Kostreski is the primary or sole inventor of 13 patents relating to fiber optics, digital subscriber line (DSL), video and wireless networks.

      Gerald Stevens-Kittner joined CAI as senior vice president-regulatory and governmental affairs in March 1996, and currently serves as senior vice president-spectrum management overseeing CAI's and CS' portfolio of owned and leased MMDS spectrum. Mr. Stevens-Kittner served CAI in such capacities prior to and during CAI's 1998 Chapter 11 proceeding. Prior to joining CAI, Mr. Stevens-Kittner was a partner in the national law firm of Arter & Hadden, where he practiced extensively in the area of telecommunications law. Mr. Stevens-Kittner holds a Juris Doctor from George Washington University National Law Center.

      George Parise has been senior vice president-finance of CAI since May 1997 and was senior vice president and general manager of CAI's New York system from April 1996 to May 1997. Mr. Parise served CAI in such capacities prior to and during CAI's 1998 Chapter 11 proceeding. Prior to joining CAI, Mr. Parise was chief financial officer of Bell Atlantic Corporation's CellularVision LMDS project, a position he held from September 1993 to April 1996. Mr. Parise served as vice president of accounting for TriCon Leasing, a financing subsidiary of Bell Atlantic from April 1989 to September 1993. Mr. Parise is a certified public accountant.

      Arthur J. Miller has been a vice president and controller and chief accounting officer since May 1997. Mr. Miller served CAI in such capacities prior to and during CAI's 1998 Chapter 11 proceeding. Prior to joining CAI, Mr. Miller was employed by Tyco Toys, Inc., an international toy manufacturer, since June 1986, most recently as Vice President of Finance. Mr. Miller is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

      Paul M. Albert, Jr., a consultant and private investor, has been a director of CAI since December 9, 1998. From 1996 to the present, Mr. Albert has been retained as a consultant primarily for The Globecon Group and Eccles Associates. From 1983 to 1996, Mr. Albert was a Managing Director, Investment Banking, at Prudential Securities.

      Vernon L. Fotheringham has been a director of CAI since December 9, 1998. Mr. Fotheringham is chairman and chief executive officer of Composite Group, Inc., a product development and venture formation firm located in Woodlinville, WA. From November 1997 until June 1998, Mr. Fotheringham served as vice chairman of the board of directors of Advanced Radio Telecom Corporation ("ART"). Prior to that, Mr. Fotheringham served as chairman of the board of directors and chief executive officer of ART from 1995 to November 1997. From 1993 to 1995, Mr. Fotheringham served as president and chief executive officer of Norcom Networks Corporation, a nationwide provider of mobile satellite services. He presently serves as chairman of Angel Broadband Productions, an Internet content provider, and as vice chairman of Angel Technology Corp.

      Robert D. Happ has been a director of CAI since 1995. Mr. Happ served as senior managing partner of the Boston, Massachusetts office of KPMG LLP from 1985 until his retirement in 1994. Mr. Happ also is a director of Galileo Corporation and Cambridgeport Bank, and since February 1996, has served as a director of CS.

      Martin G. Mand has been a director of CAI since December 16, 1998. Since 1995, Mr. Mand has been chairman, president and chief executive officer of Mand Associates, Limited, a financial consulting, speaking and writing firm located in Wilmington, Delaware. Mr. Mand previously served as executive vice president and chief financial officer of Northern Telecom, Ltd., a global manufacturer of telecommunications equipment from 1990 to 1994. Prior to that, Mr. Mand served in various senior management positions at E.I. du Pont de Nemours & Co., a chemical, allied products and energy company. Mr. Mand currently serves on the board of directors of Sun Healthcare Group Inc. and Fuji Bank and Trust Company.

      John B. Newman has been a director of CAI since December 9, 1998. Mr. Newman currently serves as chairman of MBNT Financial Holdings Limited, a private investment vehicle located in Toronto, Ontario, a position he has held since 1990. Mr. Newman is a director of a number of public and private Canadian corporations engaged in real estate, insurance, investment, manufacturing, distribution and financing.

      Section 16(a) Beneficial Ownership Reporting Compliance. Under the securities laws of the United States, CAI's directors, its executive officers and any persons holding ten percent or more of the common stock are required to report their ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for the reports have been established. Each of Messrs. Albert, Fotheringham, Happ, Mand and Newman did not report the initial grant of options to purchase CAI common stock under the CAI Wireless Systems, Inc. 1998 Outside Directors' Stock option Plan on a timely basis. This transaction was subsequently filed on an annual report for each of the named individuals. Each of Messrs. Abbruzzese, Ashman and Miller did not report one transaction on a timely basis, which transaction subsequently was reported on an annual report by each individual.

                         ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

      In connection with the consummation of CAI's bankruptcy, CAI adopted the 1998 Stock Option Plan for key employees. The 1998 Stock Option Plan is intended to provide key employees with a meaningful incentive to pursue CAI's strategic business plan. The 1998 Stock Option Plan is also intended to align the interests of those employees with those of CAI's shareholders. CAI has reserved 1,500,000 CAI common shares for issuance upon the exercise of options granted pursuant to the 1998 Stock Option Plan.

      All options granted under the 1998 Stock Option Plan are intended to be 10-year options. Options may lapse, however, and expire prior to the expiration of such 10-year period in certain circumstances more fully described in the 1998 Stock Option Plan. The vesting terms and exercise price of options granted under 1998 Stock Option Plan are determined by a committee designated by the CAI board to administer the 1998 Stock Option Plan.

      On October 14, 1998, as part of the consummation of CAI's bankruptcy, options to issue 1,500,000 shares of CAI common stock were granted (the "October Option Grant") with the following exercise prices:

      o 20% of the options granted to an individual had an exercise price of $4.76;

      o 20% of the options granted to an individual had an exercise price of $6.78;

      o 20% of the options granted to an individual had an exercise price of $8.79; and

      o 40% of the options granted to an individual had an exercise price of $10.81.

      The options granted in October were to vest and become exercisable upon the occurrence of one or more "trigger events", including:

      o     a material third party acquisition or merger,

      o     a material equity investment in CAI,

      o a material joint venture and/or a material take-or-pay arrangement, any other material third party transaction with respect to the use of CAI's spectrum, and/or

      o any other material third party transaction having a substantially similar economic effect as the foregoing, as determined by the CAI board in its good faith, reasonable judgment.

      Vesting of the options granted in October would accelerate for 50% of the options if the average trading price of CAI's common shares after the consummation of the bankruptcy was at or above $12.82 per share, corresponding to a 100% recovery for the holders of CAI's 12.25% Senior Notes due 2002, which were restructured in the CAI bankruptcy, for 60 consecutive trading days following October 14, 1998 (assuming an appropriate average trading volume). The unvested portion of the options granted in October would decrease by 50% (on a pro rata basis from each price tranche) after April 14, 2000. The unvested portion of the options granted in October would decrease by 100% after October 14, 2000.

      On January 18, 1999, the Governance and Compensation Committee of the CAI board approved the surrender of the options granted in October and approved the issuance of new options having different exercise prices and different vesting events (the "January Option Grant"). Although the number of employees receiving options in January was greater than the number of employees who received options in October, the aggregate number of options granted in January was less than the aggregate number of options granted in October. All of the options granted in January have an exercise price of $0.875, the closing price of the CAI common shares on January 19, 1999. CAI subsequently issued options to certain additional employees with exercise prices equal to the closing share price of CAI common shares on the date such options were granted, ranging from $0.875 per share to $1.625 per share.

      Receipt of options granted in connection with the January Option Grant to holders of options issued in connection with the October Option Grant was conditioned upon the surrender of such October options. Pursuant to the rules and regulations of the Exchange Act, such surrender constitutes a "repricing." The Summary Compensation Table includes the number of shares underlying options repriced, as well as the number of shares underlying options issued in connection with the January Option Grant.

      The CAI options outstanding as of April 26, 1999 are 10-year options and are subject to a variety of vesting provisions that vary depending upon the department in which the option holder is employed. The vesting provisions fall into four categories, each of which is summarized below.

o EXECUTIVE VESTING EVENTS. Options in this category will vest and become exercisable in their entirety on the earlier to occur of (i) a change of control of CAI; (ii) the consummation of a material third party acquisition or merger, a material equity investment in the Company, a material joint venture, and/or a take-or-pay arrangement, any other material third party transaction with respect to the use of the Company's MMDS spectrum, and/or any other material third party transaction having a substantially similar economic effect as the foregoing, as determined by the CAI Governance and Compensation Committee, in its good faith, reasonable judgment; provided that, in the case of any such event other than an acquisition, merger or equity investment, when considered together with any other such event in which CAI is participating, such event(s) taken together, in the good faith judgment of the Governance and Compensation Committee, based upon the advice of CAI's financial advisors, would permit the financing of CAI's business plan; (iii) to the extent of one-half (1/2) of the number of options when the average trading price of CAI's common stock has been at or above $12.82 per share for 60 consecutive trading days; and (iv) in whole, when the average trading price of CAI's common shares has been at or above $19.23 per share for 45 consecutive trading days. Options identified as being held by Messrs. Abbruzzese and Ashman in the Summary Compensation Table below are subject to the Executive Vesting Events.

o REGULATORY AND ENGINEERING VESTING EVENTS. Options in this category will vest and become exercisable on the earlier to occur of (i) in their entirety, on the one hundred twentieth (120th) day following a change of control; (ii) to the extent of 60% of the unvested options, on the one hundred twentieth (120th) day after a determination has been made by CAI's Governance and Compensation Committee, in its sole discretion, that the optionee has worked effectively with a team of colleagues at the direction of CAI's senior management to substantially complete a set of two-way filings for one primary market, and time permitting, one or more secondary markets (specific markets to be identified by CAI's senior management) and has made such filings with the FCC by the first FCC two-way filing window;
      (iii) to the extent of 40% of the unvested options, on the one hundred twentieth (120th) day after a determination has been made by CAI's Governance and Compensation Committee, in its sole discretion, that, following the close of the first FCC filing window, and during the period allocated by the FCC, the optionee has substantially completed the analysis of competing applications, the preparation and filing of amendments to CAI's applications and/or petitions to deny competing applications, as well as all other steps reasonably necessary and appropriate to maximize the prospects of achieving a grant of the applications for the optionee's applicable market(s) on a timely basis, under the direction of CAI's senior management; (iv) to the extent of one-half (1/2) of the number of options, when the average trading price of CAI's common stock has been at or above $12.82 per share for 60 consecutive trading days; and (v) in whole, when the average trading price of CAI's common shares has been at or above $19.23 per share for 45 consecutive trading days. Options identified as being held by Messrs. Kostreski and Stevens-Kittner in the Summary Compensation Table below are subject to the Regulatory and Engineering Vesting Events.

o OPERATIONS VESTING EVENTS. Options in this category will vest and become exercisable as follows: (a) with respect to 80% of the options granted to such individuals, on the earlier to occur of: (i) the one hundred twentieth (120th) day following a change of control, (ii) December 31, 1999, (iii) to the extent of one-half (1/2) of the number of options, when the average trading price of CAI's common shares has been at or above $12.82 per share for 60 consecutive trading days, and (iv) in whole when the average trading price of CAI's common shares has been at or above $19.23 per share for 45 consecutive trading days; and (b) 20% of such options will vest and become exercisable on the same terms as those options described in "REGULATORY AND ENGINEERING VESTING EVENTS" described above.

o FINANCE AND ACCOUNTING VESTING EVENTS. Options in this category will vest and become exercisable in their entirety on the earlier to occur of (i) the one hundred twentieth (120th) day following the earlier to occur of
      (a) a change of control, and (b) the relocation of CAI's accounting department from Chadds Ford, Pennsylvania to a location designated by the CAI board, which relocation shall include the maintenance, through retention or new hiring, of an accounting staff that, in the opinion of the Audit Committee of the CAI board, is sufficient to perform the day-to-day accounting duties necessary for the operation of the business of CAI, and the timely filing of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 with the SEC; (ii) to the extent of one-half (1/2) of the number of options, when the average trading price of CAI's common shares has been at or above $12.82 per share for 60 consecutive trading days; and (iii) in whole, when the average trading price of CAI's common shares has been at or above $19.23 per share for 45 consecutive trading days. Options identified as being held by Mr. Parise in the Summary Compensation Table below are subject to the Finance and Accounting Vesting Events.

            In accordance with the above prescribed vesting provisions, all options issued and outstanding as of March 31, 1999 have vested as of June 15, 1999.

      The following table sets forth certain summary information concerning the compensation paid or awarded for each of CAI's last three completed fiscal years to CAI's chief executive officer and its four most highly compensated officers (the "Named Executives") at March 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                    Long-Term Compensation
                                                                                  -------------------------
                                                       Annual Compensation(1)             Awards
                                                     ------------------------------------------------------

                  (a)                       (b)           (c)           (d)                 (g)                 (i)

                                                                                        Securities           All Other
                                           Fiscal       Salary         Bonus            Underlying         Compensation
      Name and Principal Position          Period         ($)           ($)               Options (#)           ($)
------------------------------------------------------------------------------------------------------------------------
Jared E. Abbruzzese                         1999        350,000       154,575            300,000(2)               712(5)
Chief Executive Officer                                                                  432,510(3)
                                            1998        350,000       154,575            575,000(4)               612(5)
                                            1997        350,000             0            350,000(4)               600(5)
------------------------------------------------------------------------------------------------------------------------
James P. Ashman                             1999        182,000        61,763            150,000(2)             3,771(6)
Executive Vice President and                                                             171,150(3)
Chief Financial Officer                     1998        183,000        61,763            177,000(4)             4,190(6)
                                            1997        140,100             0            100,000(4)             4,134(6)
------------------------------------------------------------------------------------------------------------------------
Bruce Kostreski                             1999        144,399        45,282            110,000(2)             4,036(7)
Senior Vice President - Engineering                                                      127,680(3)
                                            1998        125,000        70,281             45,000(4)             5,286(7)
                                            1997          4,808             0             15,000(4)               256(7)
------------------------------------------------------------------------------------------------------------------------
Gerald Stevens-Kittner                      1999        180,000        53,775            110,000(2)             4,108(8)
Senior Vice President - Spectrum                                                         127,680(3)
Management                                  1998        170,343        53,775            140,000(4)             5,205(8)
                                            1997          3,558             0             20,000(4)               303(8)
------------------------------------------------------------------------------------------------------------------------
George Parise                               1999        146,000        31,590             80,000(2)             4,552(9)
Senior Vice President - Finance                                                           87,075(3)
                                            1998        139,920        31,590             45,000(4)               118(9)
                                            1997        124,500        15,000             45,000(4)                95(9)

(1) In accordance with the rules of the Securities and Exchange Commission, other annual compensation in the form of perquisites and other personal benefits has not been presented in those instances where the aggregate amount of such perquisites and other personal benefits was less than the lower of $50,000 or 10% of total annual salary and bonus for the Named Executive for such year.
(2)   These options were granted in connection with the January Option Grant.
(3) These options were granted in connection with the October Option Grant and were surrendered by the Named Executive in exchange for the options granted in connection with the January Option Grant. These options are deemed to be repriced and, in accordance with the instructions to Item 402(b)(2)(iv) of Regulation S-K (17 CFR ss. 229.402(b)(2)(iv)), CAI is
      required to include the number of options so repriced in this table.
(4) On March 9, 1998, the Compensation Committee of the CAI board approved the repricing of outstanding stock options granted under CAI's plans and held by those employees that were still employed by CAI on such date. In accordance with the instructions to Item 402(b)(2)(iv) of Regulation S-K (17 CFR ss. 229.402(b)(2)(iv)), CAI is required to include the number of options so repriced in this table. Options reflected for the 1997 fiscal period are included in the repriced options reflected in the 1998 fiscal period in accordance with SEC regulations. There were no additional options granted to the

      Named Executives during the fiscal year ended March 31, 1998. All options issued and outstanding immediately prior to October 14, 1998 were extinguished on October 14, 1998 in connection with the consummation of the CAI bankruptcy.
(5)   All Other Compensation includes premiums paid by CAI for life insurance.
(6) All Other Compensation includes (a) premiums paid by CAI for life insurance in the amount of $315, $271 and $266 in 1999, 1998 and 1997, respectively, and (b) CAI's contribution to the CAI 401(k) plan on behalf of Mr. Ashman of $3,456, $3,919 and $3,868 in 1999, 1998 and 1997,
      respectively.
(7) All Other Compensation includes (a) premiums paid by CAI for life insurance in the amount of $376, $325 and $256 in 1999, 1998 and 1997, respectively, and (b) CAI's contribution to the CAI 401(k) plan on behalf of Mr. Kostreski of $3,660 and $4,961 in 1999 and 1998, respectively.
(8) All Other Compensation includes (a) premiums paid by CAI for life insurance in the amount of $452, $452 and $303 in 1999, 1998 and 1997, respectively, and (b) CAI's contribution to the CAI 401(k) plan on behalf of Mr. Stevens-Kittner of $3,656 and $4,753 in 1999 and 1998, respectively.
(9) All Other Compensation includes (a) premiums paid by CAI for life insurance in the amount of $119, $118 and $95 in 1999, 1998 and 1997, respectively, and (b) CAI's contribution to the CAI 401(k) plan on behalf of Mr. Parise of $4,432 in 1999.

Compensation of Directors

      Directors, other than those who are full-time employees of CAI, are paid an annual fee of $20,000 and a fee of $1,000 per board or committee meeting attended, plus, in each such case, out-of-pocket expenses. Directors who are full-time employees of CAI receive no remuneration for serving on the CAI board or committees thereof.

      On November 17, 1998, the Company's board adopted the 1998 Outside Directors' Stock Option Plan (the "Outside Directors' Plan"). Under the Outside Directors' Plan, each non-employee director of CAI is entitled to an initial grant of options to purchase 25,000 shares of CAI common stock at an exercise price equal to the closing trading price on the day on which such individual is deemed to have become a director of CAI following CAI's reorganization. The initial options vest over a one-year period with options to purchase 10,000 shares of CAI common stock vesting on the date that is three months after such individual becomes a CAI director, options to purchase 7,500 shares of CAI common stock vesting on the date that is eight months after such individual becomes a CAI director and the remaining options to purchase 7,500 shares of CAI common stock vesting on the one-year anniversary of the date such individual becomes a director. In addition to the initial grant of option, each individual who has been a CAI director for at least six months prior to each April 1, beginning on April 1, 2000, shall receive options to purchase 7,500 shares of CAI common stock at an exercise price equal to the closing trading price on the date of grant, which options vest on the one-year anniversary of the date of grant.

      All options granted under the Outside Directors' Plan are intended to be 10-year options, however, options may lapse and expire prior to the expiration of such 10-year period in certain circumstances more fully described in the Outside Directors' Plan. The CAI board has reserved 400,000 shares of CAI common stock for issuance upon the exercise of options granted under the Outside Directors' Plan. As of the date of this report, there were options to purchase 125,000 shares of CAI Common Stock issued and outstanding under the Outside Directors' Plan.

      Options granted under the Outside Directors' Plan become immediately exercisable upon certain events, including certain business combinations. In addition, options under the Outside Directors' Plan vest in their entirety upon a change of control of CAI, as defined in the stock option agreements governing the outside directors' options. The acquisition by MCI WorldCom of 48% of the CAI common shares on June 4, 1999 constituted a change of control under the Outside Directors' Plan vesting all outstanding options in their entirety.

      Prior to the CAI bankruptcy, CAI maintained two stock option plans for outside directors. In October 1996, the Company adopted the 1996 Outside Directors' Stock Option Plan (the "1996 Directors' Plan"), pursuant to which options to purchase an aggregate of not more than 45,000 CAI common shares would be granted from time to time to non-employee directors. Each qualifying director shall be granted an option to purchase 7,500 shares at a price of fair market value on the date of the grant. Such option was to vest: 25% on the date of grant, and 25% on each of the second, third and fourth anniversaries of the grant. These options were exercisable for a period of ten years, but not before an initial six-month period. The exercise price for stock options granted under the 1996 Directors' Plan was not less than 100% of the fair market value of the CAI common shares on the grant date. On March 9, 1998, all options granted under the 1996 Directors' Plan were repriced to $1.00 per share. In October 1993, the Company adopted the 1993 Outside Directors' Option Plan (the "1993 Directors' Plan"), pursuant to which options to purchase an aggregate of not more than 30,000 CAI common shares could be granted from time to time to non-employee directors. These options were to vest at the rate of 20% a year over five years, beginning one year after date of grant and were exercisable for a period of seven years. The exercise price for stock options granted under the 1993 Directors' Plan was not less than 100% of the fair market value of the common stock on the grant date. On March 9, 1998, all options granted under the 1993 Directors' Plan were repriced to $1.00 per share. All options issued and outstanding under the 1996 Directors' Plan and the 1993 Directors' Plan were extinguished on October 14, 1998 in connection with the consummation of the CAI bankruptcy.

Option Grants in Latest Fiscal Year

      The following table provides information on options to purchase CAI common shares which were granted during the year ended March 31, 1999 to the five Named Executives identified in the Summary Compensation Table above.

                                                                                                  Potential realizable value at
                                                                                                  assumed annual rates of stock
                                                                                                       price appreciation
                                       Individual Grants                                               for option term
--------------------------------------------------------------------------------------------------------------------------------
           (a)                      (b)                (c)              (d)            (e)           (f)             (g)

                                                   % of Total
                                 Number of           Options
                                Securities         Granted to        Exercise
                                Underlying        Employees in       Price Per     Expiration
           Name                   Options          Fiscal Year         Share          Date          5% ($)         10% ($)
--------------------------------------------------------------------------------------------------------------------------------
Jared E. Abbruzzese                300,000             24.0%(1)        $0.875      01/19/09         165,085        418,357
                                    86,502              5.8%(2)        $4.76       10/14/08           N/A            N/A
                                    86,502              5.8%(2)        $6.78       10/14/08           N/A            N/A
                                    86,502              5.8%(2)        $8.79       10/14/08           N/A            N/A
                                   173,004             11.5%(2)       $10.81       10/14/08           N/A            N/A
--------------------------------------------------------------------------------------------------------------------------------
James P. Ashman                    150,000             12.0%(1)        $0.875      01/19/09          82,542        209,179
                                    34,230              2.3%(2)        $4.76       10/14/08           N/A            N/A
                                    34,230              2.3%(2)        $6.78       10/14/08           N/A            N/A
                                    34,230              2.3%(2)        $8.79       10/14/08           N/A            N/A
                                    68,460              4.6%(2)       $10.81       10/14/08           N/A            N/A
--------------------------------------------------------------------------------------------------------------------------------
Bruce Kostreski                    110,000              8.8%(1)        $0.875      01/19/09          60,531        153,398
                                    25,536              1.7%(2)        $4.76       10/14/08           N/A            N/A
                                    25,536              1.7%(2)        $6.78       10/14/08           N/A            N/A
                                    25,536              1.7%(2)        $8.79       10/14/08           N/A            N/A
                                    51,072              3.4%(2)       $10.81       10/14/08           N/A            N/A
--------------------------------------------------------------------------------------------------------------------------------
Gerald Stevens-Kittner             110,000              8.8%(1)        $0.875      01/19/09          60,531        153,398
                                    25,536              1.7%(2)        $4.76       10/14/08           N/A            N/A
                                    25,536              1.7%(2)        $6.78       10/14/08           N/A            N/A
                                    25,536              1.7%(2)        $8.79       10/14/08           N/A            N/A
                                    51,072              3.4%(2)       $10.81       10/14/08           N/A            N/A
--------------------------------------------------------------------------------------------------------------------------------
George Parise                       80,000              6.4%(1)        $0.875      01/19/09          44,023        111,562
                                    17,415              1.2%(2)        $4.76       10/14/08           N/A            N/A

                                    17,415              1.2%(2)        $6.78       10/14/08           N/A            N/A
                                    17,415              1.2%(2)        $8.79       10/14/08           N/A            N/A
                                    34,830              2.4%(2)       $10.81       10/14/08           N/A            N/A

(1) Represents the percentage of those options that were issued on January 19, 1999, when CAI issued options to purchase 1,251,500 CAI common shares in connection with the January Option Grant.
(2) Represents the percentage of those options that were issued on October 14, 1998 in connection with the consummation of the CAI bankruptcy, when CAI issued options to purchase 1,500,000 CAI common shares in connection with the October Option Grant. These options were surrendered in exchange for options issued in connection with the January Option Grant.

Aggregate Option Exercises in Latest Fiscal Year and Fiscal Year-End Option
Values

      The following table sets forth certain information with regard to the outstanding options to purchase shares of CAI Common Stock as of the end of the fiscal year ended March 31, 1999 for the persons named in the Compensation Table above.

           (a)                  (b)          (c)                   (d)                                 (e)

                                                          Number of Securities       Value of Unexercised In-the-Money
                              Shares                     Underlying Unexercised                     Options at
                            Acquired on      Value      Options at March 31, 1999               March 31, 1999(1)
          Name              Exercise (#)    Realized     Exercisable Unexercisable    Exercisable         Unexercisable
----------------------------------------------------------------------------------------------------------------------
Jared E. Abbruzzese             ---       $   ---         0            300,000       $       ---           $2,101,200
James P. Ashman                 ---       $   ---         0            150,000               ---           $1,050,600
Bruce Kostreski                 ---       $   ---         0            110,000               ---           $  770,440
Gerald Stevens-Kittner          ---       $   ---         0            110,000               ---           $  770,440
George Parise                   ---       $   ---         0             80,000               ---           $  560,320

(1) Value is based on the difference between the last reported per share sale price of the CAI common stock on March 31, 1999 of $7.879 and the exercise prices of the in-the-money options.

Employment Agreements

      On October 14, 1998, in connection with the consummation of CAI's bankruptcy, CAI entered into employment agreements with each of the Named Executives and certain other key CAI employees. The agreements are one-year agreements beginning on October 14, 1998 (the date on which CAI consummated its bankruptcy) and automatically renewing for successive one-year terms, unless otherwise terminated by either party. Each agreement provides for a severance payment equal to the employee's annual base salary if such individual's employment with CAI is terminated other than for cause (as defined in the employment agreement and described below). In the case of Mr. Abbruzzese, however, severance is equal to 1.5 times his annual base salary. The severance amount payable in the event of termination of employment as a result of an individual's death or disability is also equal to the annual base salary, except in the case of Mr. Abbruzzese, for whom the severance amount is equal to 1.5 times his annual base salary. Any severance payment made to an individual as a result of disability will be reduced by the amount of disability insurance proceeds received by the individual pursuant to a policy provided by CAI. Severance payments under the employment agreements are also payable in the event CAI does not renew an individual's employment agreement.

      The employment agreements define "cause" to mean a finding by the CAI board that the employee has: (i) acted with gross negligence or willful misconduct in connection with the performance of his duties under the employment agreement, (ii) engaged in a material act of insubordination or of common law fraud against CAI or its employees, or (iii) acted against the best interests of CAI in a manner that has or could have a material adverse affect on the financial condition of CAI.

      The employment agreements also provide for the same severance payments if the employee voluntarily terminates his or her employment for "Good Reason" within 18 months after the consummation of CAI's bankruptcy case on October 14, 1998. "Good Reason" means, with respect to the employee: (i) the assignment to the employee of any material duties materially inconsistent with the employee's position, authority, duties or responsibilities immediately before October 14, 1998, the consummation date of CAI's bankruptcy, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith that is remedied by CAI promptly after receipt of notice of such action given by the affected employee; (ii) any material reduction in the employee's base salary, opportunity to earn annual bonuses or other compensation or employee benefits, other than as a result of an isolated and inadvertent action not taken in bad faith that is remedied by CAI promptly after receipt of notice of such action given by the affected employee; (iii) CAI's requiring the employee to relocate his or her principal place of business to a place that is more than thirty-five miles from his or her previous principal place of business; or (iv) any purported termination of the agreement other than as expressly permitted by the agreement.

      Under the terms of their respective employment agreements: Mr. Abbruzzese serves as chairman and chief executive officer of CAI and is entitled to an annual base salary of $350,000; Mr. Ashman serves as executive vice president and chief financial officer of CAI and is entitled to an annual base salary of $183,000; Mr. Stevens-Kittner serves as senior vice president-spectrum management and is entitled to an annual base salary of $180,000; Mr. Kostreski serves as a senior vice president-engineering and chief technical officer and is entitled to an annual base salary of $180,000; and Mr. Parise serves as senior vice president-finance and is entitled to an annual base salary of $165,000.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information with respect to beneficial ownership of CAI common shares as of June 21, 1999 by each shareholder who, based on public filings, is known to CAI to be the beneficial owner of more than 5% of CAI common shares.

             Name and Address              Amount and Nature       Percent of
            of Beneficial Owner         of Beneficial Ownership       Class
            -------------------         -----------------------       -----

MCI WORLDCOM, Inc.(1)
   500 Clinton Center Drive
   Clinton, Mississippi 39056                  8,284,425              48.1%

Louis M. Bacon (2)
   c/o Moore Capital Management, Inc.
   1251 Avenue of the Americas
   New York, New York 10020                    2,270,715              13.1%

----------
(1) According to Schedule 13D dated June 9, 1999 filed with the Securities and Exchange Commission by MCI WORLDCOM, Inc., MCI WorldCom possesses sole voting and dispositive power with respect to the 8,284,425 CAI common shares listed in the table above.
(2) According to Amendment No. 1 to Schedule 13G dated February 11, 1999, Moore Capital Management, Inc. ("MCM") is the discretionary investment manager of Moore Global Investments, Ltd., a Bahamian corporation ("MGI"). Moore Capital Advisors, LLC ("MCA") serves as general partner and discretionary investment manager to a U.S. partnership, Remington Investment Strategies, L.P. ("RIS"). Mr. Louis Bacon is chairman and chief executive officer, director and controlling shareholder of MCM and chairman, chief executive officer, director and majority interest holder in MCA. MGI is the holder 1,862,059 CAI common shares. RIS is the holder of 408,656 CAI common shares. MCM is vested with the power to direct disposition of the CAI common shares held by MGI and shares with MGI and Mr. Bacon voting power over such CAI common shares. Mr. Bacon is deemed to share voting power and dispositive power over the CAI common shares held by MGI (1,862,059 shares) and RIS (408,656 shares). Accordingly, Mr. Bacon and MCM, and Mr. Bacon and MCA, respectively, may be deemed to have shared voting and investment control with respect to the CAI common shares held, respectively, by MGI and RIS.

      The following table sets forth certain information with respect to beneficial ownership of CAI common shares as of June 21, 1999 by all directors and all Named Executives identified in the Summary Compensation Table above in "Item 11. Executive Compensation," individually, and by all directors and all executive officers of CAI as a group.

                                            Amount and Nature        Percent of
             Beneficial Owner           of Beneficial Ownership(1)    Class(2)
             ----------------           -----------------------      ----------

Jared E. Abbruzzese                              300,000                1.7%
James P. Ashman                                  150,000                  *
Bruce Kostreski                                  110,000                  *
Gerald Stevens- Kittner                          110,000                  *
George Parise                                     80,000                  *
Paul M. Albert, Jr.                               25,000                  *
Vernon L. Fotheringham                            25,000                  *
Robert D. Happ                                    25,000                  *
Martin G. Mand                                    25,000                  *
John B. Newman                                    25,000                  *
All directors and executive officers
as a group (11 persons)                          900,000                5.0%

----------
      * Less than one percent (1%).

(1) Each named individual possesses sole voting power and sole dispositive power with respect to the CAI common shares shown for such person. The shares shown include only shares issuable upon the exercise of options held by the named individual that may be exercised within 60 days of June 21, 1999. None of the named individuals is the record holder of any CAI common shares as of June 21, 1999.
(2) Percentages of ownership are based on 17,241,379 CAI common shares issued and outstanding as of June 21, 1999. CAI common shares that may be acquired pursuant to options that are exercisable within 60 days of June 21, 1999 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for the purposes of computing the percentage ownership for any other person.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Installation Services. In October 1996, two of CAI's employees formed Telecom Service Support LLC ("Telecom"), to provide subscriber installation, service calls, and warehouse service to the subscription television industry. CAI incurred approximately $86,000, $106,000, $452,000 and $348,000 for such services during the periods October 15, 1998 to March 31, 1999 and April 1, 1998 to October 14, 1998 and the years ended March 31, 1998 and 1997, respectively. Additionally, CAI has advances due from Telcom of $18,000 and $20,000 at March 31, 1999 and 1998, respectively, and, has provided leased vehicles and certain facility space to Telecom for the years ended March 31, 1999 and 1998. On March 3, 1999, CAI entered into a service agreement with Telecom to provide installation and services to CAI at a fixed cost of $4,500 per week through June 3, 1999.

      Flight Services. CAI periodically charters an airplane from Wave Air, Inc., which is primarily owned by Jared E. Abbruzzese, chairman and chief executive officer of the Company, in order to carry out business when airline schedules are not compatible. Wave Air charged CAI for this service on an hourly basis. Transactions with

Wave Air, Inc. amounted to approximately $0, $62,000, $154,000, and $278,000, for the periods October 15, 1998 to March 31, 1999 and April 1, 1998 to October 14, 1998 and the years ended March 31, 1998 and 1997, respectively.

      Related Party Loans. On March 31, 1997, Mr. Abbruzzese executed and delivered a demand promissory note in the principal amount of $780,054 in favor of the Company. The note evidences various indebtedness owed by Mr. Abbruzzese and affiliated entities, which Mr. Abbruzzese agreed to assume, including the outstanding balance on an $800,000 loan made by CAI to Haig Capital L.L.C. The obligation bears interest at 14% per annum and is secured by a pledge of Mr. Abbruzzese's interest in Haig Capital. The note balance at both March 31, 1999 and 1998 was approximately $695,000. During the periods from October 14, 1998 to March 31, 1999 and from April 1, 1998 to October 14, 1998 and for the year ended March 31, 1998, CAI recorded interest income on the notes of $44,596, $52,705, and $102,945, respectively. At March 31, 1999 and 1998, accrued interest receivable was $155,246 and $102,945, respectively. Mr. Abbruzzese made a payment in June 1998 of $45,000 that was applied to accrued interest in its entirety.

      Programming Cooperative. In 1997, CAI, CS and two other unrelated wireless cable providers formed Wireless Enterprises, LLC ("Wireless Enterprises"). CAI and CS each own a 25% interest in Wireless Enterprises (collectively 50%) at March 31, 1999. Wireless Enterprises was formed as a cooperative to negotiate the per subscriber rates on programming with suppliers of program content. During the periods October 15, 1998 to March 31, 1999 and April 1, 1998 to October 14, 1998 and the year ended March 31, 1998, the Company paid Wireless Enterprises for programming and administrative services approximately $5.6 million, $2.7 million and $5.8 million, respectively.

      TelQuest Satellite Services. TelQuest is a joint venture between CAI, CS and TelQuest Communications, Inc., a company controlled by Mr. Abbruzzese, formed on August 4, 1997 for the purpose of developing and operating satellite systems providing digital services. CAI and CS each have $5 million investments in TelQuest. CAI and CS each contributed a combination of equipment (made available to TelQuest under the terms of a five-year renewable lease) and cash (in lieu of equipment) in an amount equal to approximately $2.1 million as part of the $2.5 million equipment portion of CAI's $5 million investment in TelQuest. A final payment of $411,567 was made by CAI on April 1, 1998. In return for CAI and CS' $5 million investments in TelQuest, each received a 25% interest in TelQuest, which interest is subject to dilution upon the occurrence of certain events. The 25% interest increased to 30% as consideration for CAI and CS giving up their exclusivity arrangement with TelQuest.

      Equipment Sales and Purchases. During the year ended March 31, 1998, CAI sold to CS approximately $3.7 million of excess equipment at a gain of $116,000, primarily from the Boston Project that was not needed for the Boston operation. Additionally, during April 1997, CAI placed purchase orders approximating $1,612,000 with CS for equipment needed for the Boston Project, taking advantage of CS' favorable pricing arrangements with its vendor. For the year ended March 31, 1999 and the four months ended March 31, 1999 of CAI and CS, respectively, there were no material intercompany transactions related to equipment sales and purchases between the companies that would otherwise need to be eliminated in consolidation.

      Satellite Projects. CAI has pursued three satellite ventures in addition to its investment in TelQuest through the following subsidiaries (collectively, the "Satellite Subsidiaries"): (i) MMDS Satellite Ventures, Inc., which was formed for the purpose of pursuing Ku-band satellite opportunities; (ii) CAI Data Systems, Inc., an entity formed for the purpose of pursuing Ka-band satellite opportunities, and (iii) CAI Satellite Communications, Inc., an entity formed for the purpose of pursuing V-band satellite opportunities. As part of CAI's reorganization plan, each of the Satellite Subsidiaries issued a sufficient number of shares of stock to Haig Capital to give Haig Capital a 50% equity interest in each Satellite Subsidiary with CAI holding the other 50%.

      Engineering and Spectrum Management Services. During 1998, CAI and CS had an arrangement whereby CAI personnel provided engineering and other technical consulting services in connection with the digital build-out of the CS Dallas, TX market. Under this arrangement, CAI received $10,000 per month plus reimbursement for all reasonable expenses incurred in the performance of such services. CAI and CS have renegotiated the terms of this arrangement and entered into an Engineering and Spectrum Management Agreement whereby, effective March 1, 1999, CAI assumed supervision and delivery of all engineering and technical management services. Accordingly, CS will pay CAI a fee equal to 40% of the full allocated costs plus an administrative fee of 20% of such amount. Additionally, CAI received approximately $263,000, $135,000 and $141,000 from CS for services rendered, rent, licensing and other fees during the periods from October 15, 1998 to March 31, 1999 and April 1, 1998 to October 14, 1998 and for the year ended March 31, 1998, respectively.

      CAI also provided spectrum management services and subleased office space in CAI's Arlington, VA office to CS. Up to 20% of the professional time of Mr. Gerald Stevens-Kittner, CAI's Senior Vice President - Spectrum Management, was devoted to CS spectrum management matters, including regulatory issues before the FCC, for which CS paid Mr. Stevens-Kittner directly. CAI charged CS a pro rata portion of the monthly rent payment for CAI's Arlington office space, reflecting the office space used by one full-time CS employee resident in the Arlington office. These charges are now included in the Engineering and Spectrum Management agreement. For the four months ended March 31, 1999, all material transactions between CAI and CS have been eliminated in consolidation.

      In September 1997, CS entered into a two-year Installation Contractor Agreement with ACS Telecommunications Systems, Inc. ("ACS") whereby for a fixed monthly fee per market plus other additional variable costs, ACS agreed to provide installation contractor services in the Dallas, Texas area and other markets as mutually agreed upon. During the four months ended March 31, 1999, CS paid $143,730 to ACS under this agreement. CS amended this agreement to shorten the term and decrease the fixed monthly payment. In connection with this amendment, CS has agreed to make payments totaling $510,000 to ACS pursuant to the original agreement. A former director and President of CAI and former director of CS, who resigned in February 1996 and December 1998, respectively, is the principal stockholder of ACS.

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Financial Statements and Schedules

      The financial statements listed in the accompanying index to financial statements and schedules are filed as part of this Annual Report on Form 10-K.

(b)   Reports on Form 8-K

      The Company filed no Current Reports on Form 8-K during the quarter ended March 31, 1999.

(c)   Exhibits

      See index to exhibits filed as part of this Annual Report on Form 10-K.

(d)   Schedules

      Schedules, specified under Regulation S-X, are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements submitted. In accordance with Rule 3-09(a), separate financial statements of CS are not required to be filed.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page Number
                                                                    in Form 10-K
                                                                    ------------
FINANCIAL STATEMENTS

Independent Auditors' Reports........................................         48

Consolidated Balance Sheets - March 31, 1999 and 1998................         50

Consolidated Statements of Operations - Periods Ended March 31, 1999
  and October 14, 1998 and Years Ended March 31, 1998 and 1997.........       51

Consolidated Statements of Shareholders' Equity (Deficit) - Periods
  Ended March 31, 1999 and October 14, 1998 and Years Ended March 31,
  1998 and 1997........................................................       52

Consolidated Statements of Cash Flows - Periods Ended March 31, 1999
  and October 14, 1998 and Years Ended March 31, 1998 and 1997.........       53

Notes to Consolidated Financial Statements...........................         57

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CAI Wireless Systems, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CAI WIRELESS SYSTEMS, INC.
                                      (Registrant)


                                      BY: /s/ Jared E. Abbruzzese
                                          ------------------------------------
                                          Jared E. Abbruzzese, Chairman,
Date: June 29, 1999                       Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of CAI Wireless Systems, Inc. and in the capacities and on the dates indicated.

           Signature                      Title                         Date
           ---------                      -----                         ----

/s/    Jared E. Abbruzzese       Chairman, Chief Executive         June 29, 1999
------------------------------   Officer and Director
      Jared E. Abbruzzese        (Principal Executive Officer)

/s/      James P. Ashman         Executive Vice President and      June 29, 1999
------------------------------   Chief Financial Officer
        James P. Ashman          (Principal Financial Officer)

/s/      Arthur J. Miller        Vice President and Controller     June 29, 1999
------------------------------   (Principal Accounting Officer)
       Arthur J. Miller

/s/      Paul M. Albert, Jr.     Director                          June 29, 1999
------------------------------
      Paul M. Albert, Jr.

/s/     Vernon L. Fotheringham   Director                          June 29, 1999
------------------------------
    Vernon L. Fotheringham

/s/ Robert D. Happ               Director                          June 29, 1999
------------------------------
        Robert D. Happ

/s/       Martin G. Mand         Director                          June 29, 1999
------------------------------
      Martin G. Mand

/s/       John B. Newman         Director                          June 29, 1999
------------------------------
      John B. Newman

                                INDEX TO EXHIBITS

                                                                Incorporation by
                                                                   Reference
Exhibit No.                          Description                  (see Legend)
-----------                          -----------                  ------------

   2.1      Participation Agreement among Heartland Wireless
            Communications, Inc., CAI Wireless Systems, Inc.
            and CS Wireless Systems, Inc. dated as of
            December 12, 1995                                   3-Exhibit 2.1

   2.2      Amendment No. 1 to Participation Agreement among
            Heartland Wireless Communications, Inc., CAI
            Wireless Systems, Inc., and CS Wireless Systems,
            Inc. dated as of December 12, 1995                  4-Exhibit 2.2

   2.3      Joint Plan of Reorganization of CAI Wireless
            Systems, Inc., and Philadelphia Choice
            Television, Inc.                                   12-Exhibit 2.1

   3.1      Amended and Restated Certificate of Incorporation
            of CAI                                              3-Exhibit 3.1

   3.2      Amended and Restated Bylaws of CAI                  3-Exhibit 3.2

   3.3      Certificate Amending the Amended and Restated
            Certificate of Incorporation of CAI Wireless
            Systems, Inc.                                      11-Exhibit 3.1

   4.1      Indenture dated as of October 14, 1998 between
            CAI and State Street Bank and Trust Company
            governing CAI's 13% Senior Notes                   12-Exhibit 4.1

   4.2      Amended and Restated Note Purchase Agreement
            dated as of July 30, 1998 between CAI and Merrill
            Lynch Global Allocation Fund, Inc.                  9-Exhibit 4.1

   4.3      Note Purchase Agreement dated as of October 14,
            1998 between CAI and Merrill Lynch Global
            Allocation Fund, Inc.                              12-Exhibit 4.2

   4.4      Senior Secured A Note of CAI in the principal
            amount of $30 million due October 14, 2000         12-Exhibit 4.3

   4.5      Senior Secured B Note of CAI in the principal
            amount of $50 million due October 14, 2000         12-Exhibit 4.4

   4.6      Registration Rights Agreement dated as of October
            14, 1998 by and among CAI, Merrill Lynch Global
            Allocation Fund, Inc. and Merrill Lynch
            Equity/Convertible Series Fund (Global Allocation
            Portfolio)                                         11-Exhibit 4.1

   4.7      Subordinated Unsecured Promissory Note dated
            August 31, 1993 by and between CAI and Hope E.
            Carter                                              1-Exhibit 4.7

   4.8      Promissory Note--Bott Family Trust                  2-Exhibit 4.1

   4.9      Guaranty and Security Agreement--Bott Family Trust  2-Exhibit 4.2

   4.10     Promissory Note--Bott                               2-Exhibit 4.3

   4.11     Guaranty and Security Agreement--Bott               2-Exhibit 4.4

   10.1     1998 Outside Directors' Stock Option Plan          14-Exhibit 10.1

   10.2     1998 Stock Option Plan                             14-Exhibit 10.2

   10.3     Amended and Restated Employment Agreement dated
            as of October 14, 1998 between CAI and Jared E.
            Abbruzzese                                         14-Exhibit 10.3

   10.4     Amended and Restated Employment Agreement dated
            as of October 14, 1998 between CAI and James P.
            Ashman                                             14-Exhibit 10.4

   10.5     Amended and Restated Employment Agreement dated
            as of October 14, 1998 between CAI and Gerald
            Stevens-Kittner                                    14-Exhibit 10.5

   10.6     Amended and Restated Employment Agreement dated
            as of October 14, 1998 between CAI and Bruce
            Kostreski                                          14-Exhibit 10.6

   10.7     Amended and Restated Employment Agreement dated
            as of October 14, 1998 between CAI and Derwood
            Edge                                               14-Exhibit 10.7

   10.7     Letter Agreement dated October 13, 1993 by and
            between Hampton Roads Wireless, Inc. and CAI        1-Exhibit 10.10

   10.9     Master Sublease dated June 19, 1993 by and
            between Tri-Mark Communications, Ltd. and George
            Bott                                                1-Exhibit 10.11

   10.10    MMDS Affiliation Agreement dated as of August 4,
            1997 between TelQuest Satellite Services LLC and
            CAI (confidential treatment of certain portions
            of this exhibit has been requested)                 6-Exhibit 99.1

  +10.11 Stock Option Agreement dated as of January 19, 1999 between CAI and Jared E. Abbruzzese

  +10.12 Stock Option Agreement dated as of January 19, 1999 between CAI and James P. Ashman

  +10.13 Stock Option Agreement dated as of January 19, 1999 between CAI and Bruce Kostreski

  +10.14 Stock Option Agreement dated as of January 19, 1999 between CAI and Gerald Stevens-Kittner

  +10.15 Stock Option Agreement dated as of January 19, 1999 between CAI and George Parise

   12       Statements re Computation of Ratios                 5

   16       Letter from PricewaterhouseCoopers to Securities
            and Exchange Commission dated August 6, 1998        10-Exhibit 16

   +27      Financial Data Schedule

   99.1     Disclosure Statement dated as of June 30, 1998      7-Exhibit 99.1

   99.2     Disclosure Statement Supplement dated as of July
            15, 1998                                            8-Exhibit 99.1

   99.3     Pro Forma Balance Sheet Giving Effect to the
            Company's Reorganization Plan as if it had
            occurred on September 30, 1998                     11-Exhibit 99.1

   99.4     Revised Pro Forma Balance Sheet Giving effect to
            the Company's Reorganization Plan as if it had
            occurred on September 30, 1998                     13-Exhibit 99.1

  +99.5 Audited Financial Statements of CS Wireless for the year ended December 31, 1998

Legend

   1 Incorporated by reference to the exhibits to CAI's Registration Statement on Form S-1 (No. 33-71662).

   2 Incorporated by reference to exhibits to CAI's Current Report on Form 8-K dated March 23, 1994 (No. 0-22888).

   3 Incorporated by reference to the exhibits on CAI's Quarterly Report on Form 1O-Q for September 30, 1995. (No. 0-22888)

   4 Incorporated by reference to the exhibits to CAI's Current Report on Form 8-K dated February 23, 1996 (No. 0-22888)

   5 The information is not included because the ratio is less than 1 and the earnings deficiency is included in the Selected Financial Data of CAI.

   6 Incorporated by reference to the exhibits to CAI's Current Report on Form 8-K dated August 4, 1997 (No. 0-22888).

   7 Incorporated by reference to the exhibits to CAI's Current Report on Form 8-K dated July 1, 1998 (No. 0-22888).

   8 Incorporated by reference to the exhibits to CAI's Current Report on Form 8-K dated July 16, 1998 (No. 0-22838).

   9 Incorporated by reference to the exhibits to CAI's Current Report on Form 8-K dated August 3, 1998 (No. 0-22888).

   10 Incorporated by reference to the exhibits to CAI's Current Report on Form 8-K dated August 6,1998 (No 0-22888).

   11 Incorporated by reference to the exhibits to CAI's Quarterly Report on Form 10-Q for September 30, 1998 (No. 0-22888).

   12 Incorporated by reference to the exhibits to CAI's Current Report on Form 8-K dated October 15, 1998 (No. 0-22888).

   13 Incorporated by reference to the exhibits to CAI's Quarterly Report on Form 10-Q/A for September 30, 1998 (No 0-22888).

   14 Incorporated by reference to the exhibits to CAI's Quarterly Report on Form 10-A for December 31, 1998 (No. 0-22888).

   +        Filed herewith.