Form 10-Q
period 1999-06-30
CAI WIRELESS SYSTEMS INC
filed 1999-08-16
CIK 914749

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

                 For the quarterly period ended JUNE 30, 1999

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                     Commission File Number:      33-71662

                          CAI WIRELESS SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

                        Connecticut                                             06-1324691
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

Number of shares outstanding of each of registrant's class of common stock at August 13, 1999:

CLASS                                                       OUTSTANDING SHARES
Common Stock, $.01 par value                                  17,241,379

PART I. FINANCIAL INFORMATION.
 ITEM 1. FINANCIAL STATEMENTS.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS EXCEPT SHARE INFORMATION)

                                                                              REORGANIZED COMPANY
                                                                  JUNE 30, 1999                 MARCH 31, 1999
                                                                  -------------                 --------------
                                                                   (unaudited)
                         ASSETS
Cash and cash equivalents                                         $   34,258                     $   36,838
Restricted cash and cash equivalents                                  13,047                         16,897
Subscriber accounts receivable, net                                    1,182                          1,484
Prepaid expenses                                                         930                          1,437
Property and equipment, net                                           63,707                         68,436
Wireless channel rights, net                                         301,678                        307,182
Investments in affiliates                                              4,164                          4,314
Debt financing costs, net                                              7,723                          8,272
Reorganization value in excess of amounts allocable                   34,972                         35,913
  to identifiable assets, net
Other assets                                                           2,703                          2,681
                                                                   ---------                      ---------
Total Assets                                                      $  464,364                     $  483,454
                                                                   =========                      =========
           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
  Accounts payable                                                $   12,016                     $   12,064
  Accrued expenses                                                     6,306                          7,186
  Accrued interest, other                                                 87                          4,429
  Accrued interest, related party                                      6,897                              -
  Wireless channel rights obligations                                  5,835                          6,186
  Interim debt financing, other                                            -                         65,807
  Interim debt financing, related party                               67,924                              -
  Senior notes, related party                                        211,189                              -
  Senior notes, other                                                158,050                        353,140
                                                                   ---------                      ---------
                                                                     468,304                        448,812
                                                                   ---------                      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock, no shares outstanding                                   -                              -
  Common stock:                                                          172
    25,000,000 $.01 par value shares authorized;
      17,241,379 shares issued and outstanding                                                          172
Additional paid-in capital                                           175,978                        145,118
Accumulated deficit                                                 (180,090)                      (110,648)
                                                                   ---------                      ---------
                                                                      (3,940)                        34,642
                                                                   ---------                      ---------
Total Liabilities and Shareholders' Equity (Deficit)              $  464,364                     $  483,454
                                                                   =========                      =========

                 See notes to consolidated financial statements.

                CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT SHARE DATA)
                                (UNAUDITED)

                                                             Quarter Ended June 30,
                                                ------------------------------------------------
                                                            1999            |          1998
                                                            ----            |          ----
                                                     REORGANIZED COMPANY    |    Predecessor Entity
                                                                            |
Revenues                                                   $  9,341         |        $  5,633
Costs and expenses:                                                         |
      Programming and licensing                               5,447         |           3,657
      General and administrative                             10,396         |           6,327
      Compensation expense under stock option plans          30,860         |               -
      Depreciation and amortization                          11,875         |           6,820
                                                           --------         |        --------
                                                             58,578         |          16,804
                                                           --------         |        --------
         Operating loss                                     (49,237)        |         (11,171)
                                                           --------         |        --------
Other income (expense):                                                     |
      Interest expense, related party                       (13,534)        |               -
      Interest expense, other                                (7,001)        |         (12,910)
      Equity in losses of affiliates                           (150)        |         (10,967)
      Interest income and other income                          480         |             939
                                                          ---------         |        --------
                                                            (20,205)        |         (22,938)
                                                          ---------         |        --------
      Net loss                                           $  (69,442)        |       $ (34,109)
                                                         ==========         |       =========
Loss per common share (a)                                $    (4.03)        |
                                                         ==========         |
Weighted average common shares outstanding               17,241,379         |
                                                         ==========         |

(a) Share data for the Predecessor Entity is not presented as such amounts are not meaningful.

                See notes to consolidated financial statements.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                          QUARTER ENDED JUNE 30, 1999
                       AND THE YEAR ENDED MARCH 31, 1999
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                 Additional
                                                                                  Paid-in         Accumulated
PREDECESSOR ENTITY:                                   SHARES          AMOUNT       CAPITAL          DEFICIT           TOTAL
------------------                                    ------          ------      ----------      -----------         -----
Balance at March 31, 1998                           40,543,039       $275,771      $  101,712      $400,885)        $ (23,402)
Net loss for the period from April 1, 1998 to
  October 14, 1998, including an extraordinary
  gain of $85,356                                            -              -               -       (14,550)          (14,550)
Eliminate predecessor equity accounts and
  fair value assets and liabilities in
  connection with  fresh-start accounting:
    Cancel common shares (no par value) and
       restate the accumulated deficit             (40,543,039)      (275,771)       (101,712)      377,483                 -
    Issue new common shares, par value $.01         15,000,000            150         119,815             -           119,965
    New shares issued with the exit facility         2,241,379             22          17,903             -            17,925
    Record excess of reorganization value
       over identifiable assets                              -              -               -        37,952            37,952
                                                    ----------        -------         -------      --------          --------
Balance at October 14, 1998                         17,241,379            172         137,718             -           137,890
REORGANIZED COMPANY (A):
Compensation expense  under stock option plans               -              -           7,400             -             7,400
Net loss for the period from October 15, 1998
  to March 31, 1999                                          -              -               -      (110,648)         (110,648)
                                                    ----------         ------        --------      --------          --------
Balance at March 31, 1999                           17,241,379            172         145,118      (110,648)           34,642
Compensation expense under stock option plans                -              -          30,860             -            30,860
Net loss for the quarter ended June 30, 1999                 -              -               -       (69,442)          (69,442)
                                                    ----------        -------        --------      --------          --------
Balance at June 30, 1999                            17,241,379        $   172       $ 175,978     $(180,090)        $  (3,940)
                                                    ==========         ======        ========      ========          ========

(a) Reorganized as of October 15, 1998. See Note 1 of the notes to consolidated financial statements.

                See notes to consolidated financial statements.

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                    Quarter Ended June 30,
                                                                  ------------------------------------------------------------
                                                                           1999                   |                  1998
                                                                  REORGANIZED COMPANY             |          Predecessor Entity
                                                                  -------------------             |          ------------------
                                                                                                  |
CASH FLOWS FROM OPERATING ACTIVITIES                                                              |
Net loss                                                             $   (69,442)                 |             $   (34,109)
Adjustments to reconcile net loss to                                                              |
 net cash used in operating activities:                                                           |
  Depreciation and amortization                                           10,934                  |                   6,820
     Amortization of reorganization value in excess of                                            |
     amounts allocable to identifiable assets                                941                  |                       -
  Equity in losses of affiliates                                             150                  |                  10,967
  Compensation expense under stock options plans                          30,860                  |                       -
  Other                                                                      135                  |                     (29)
  Debt financing costs and discount accretion                             18,003                  |                   1,861
  Debt service escrow interest income                                          -                  |                    (241)
  Changes in assets and liabilities, net of effects from                                          |
     acquired companies:                                                                          |
     Subscriber accounts receivable                                          302                  |                    (168)
     Other assets                                                            491                  |                    (601)
     Accounts payable and accrued expenses                                 2,007                  |                   9,901
                                                                        --------                  |                --------
                  Net cash used in operating activities                   (5,619)                 |                  (5,599)
                                                                        --------                  |                --------
CASH FLOWS FROM INVESTING ACTIVITIES                                                              |
  Purchase of wireless channel rights                                       (394)                 |                       -
  Purchase of equipment                                                     (501)                 |                    (418)
  Proceeds from sale of assets                                                36                  |                      54
  Payments received from CS Wireless Systems, Inc.                             -                  |                     157
  Investment in TelQuest Satellite Services LLC                                -                  |                    (412)
  Other                                                                       44                  |                      37
                                                                        --------                  |                --------
         Net cash used in investing activities                              (815)                 |                    (582)
                                                                        --------                  |                --------
CASH FLOWS FROM FINANCING ACTIVITIES                                                              |
  Proceeds from interim debt financing                                       775                  |                       -
  Repayment of debt including wireless channel rights                                             |
    obligations                                                             (771)                 |                    (835)
  Debt financing costs paid                                                    -                  |                    (126)
  Funds provided from restricted investment account                        3,850                  |                   6,827
                                                                        --------                  |                --------
         Net cash provided by financing activities                         3,854                  |                   5,866
                                                                        --------                  |                --------
                                                                          (2,580)                 |
         NET DECREASE IN CASH AND CASH EQUIVALENTS                                                |                    (315)
Cash and cash equivalents, beginning of year                              36,838                  |                   1,275
                                                                        --------                  |                --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  34,258                  |               $     960
                                                                        ========                  |                ========
CASH PAYMENTS DURING THE PERIOD FOR INTEREST                           $     141                  |               $      11
                                                                        ========                  |                ========

         See notes to consolidated financial statements.

               CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION.

      The consolidated financial statements include the accounts of CAI Wireless Systems, Inc. and its wholly-owned subsidiaries ("CAI") and, effective as of December 2, 1998, its 94% ownership of CS Wireless Systems, Inc. ("CS Wireless"), its 60% interest in TelQuest Satellite Services LLC ("TelQuest") and its 50% ownership of each of CAI Data Systems, Inc., CAI Satellite Communications, Inc. and MMDS Satellite Ventures, Inc. (collectively referred to as the "Company"). CS and TelQuest have been consolidated as of December 2, 1998. The Consolidated Statement of Operations for the three months ended June 30, 1999 reflects the CS and TelQuest operations with no allowance for minority interest since the respective holders of such minority interests do not provide any guarantees for funding the losses sustained by these companies. For the three months ended June 30, 1998, the results of CS and TelQuest were reported under the equity method in the Statement of Operations as equity in losses of affiliates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for interim periods have been included. Certain items in the prior period financial statements have been reclassified to conform with the current period's presentation. Operating results for the quarter ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. The unaudited financial statements presented herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1999 which is on file with the Securities and Exchange Commission.

REORGANIZED COMPANY. On July 30, 1998 CAI Wireless Systems, Inc. and one of its wholly owned subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The CAI reorganization plan, which provided for the restructuring of certain amounts of CAI's long term indebtedness, was confirmed on September 30, 1998 and consummated on October 14, 1998. For a detailed discussion of the reorganization, refer to the Company's Annual Report on Form 10-K for the year ended March 31, 1999. In connection with the reorganization, CAI has applied fresh-start reporting in accordance with generally accepted accounting principles resulting in CAI's assets and liabilities being adjusted to reflect their fair values. Due to the application of fresh-start reporting, the consolidated financial statements for the periods after October 14, 1998 are not comparable in all respects to the consolidated financial statements of the Predecessor Entity for the periods prior to the reorganization. For accounting purposes, the inception date of the Reorganized Company is deemed to be October 15, 1998. A vertical black line is shown in the consolidated financial statements, as applicable, to separate the Reorganized Company from the Predecessor Entity since they are not comparable.

STOCK OPTION COMPENSATION EXPENSE. The Company applies APB Opinion No. 25 in accounting for its stock option plans. Compensation expense has been recognized in the financial statements for the period from October 15, 1998 to March 31, 1999 with respect to certain options granted during this period. For periods prior to October 15, 1998 the Company did not recognize compensation expense for stock options. As a result of the increase in the price per share of the Company's common stock, principally as a result of the pending merger with MCI WORLDCOM, Inc. ("MCI WorldCom"), the Company recognized additional compensation expense of $30.9 million for the two and one-half months ended June 15, 1999 when these options became fully vested.

RELATED PARTY. The financial statements include segregation of amounts relating to MCI WorldCom due to its significant shareholder status, which occurred after March 31, 1999. As of June 30, 1999, MCI WorldCom held $80,000,000 aggregate principal amount of outstanding senior secured notes of CAI due 2000, $119,412, 609 aggregate principal amount of unsecured 13% senior notes of CAI due 2004 and $239,200,000 aggregate principal amount of unsecured Series B 11.375% senior discount notes of CS due 2006.

NOTE 2.  PENDING MERGER.

       On April 26, 1999, CAI announced that it executed a definitive Agreement and Plan of Merger with MCI WorldCom providing for the acquisition by MCI WorldCom of all of the outstanding common shares of CAI. Completion of the merger requires, among other things, the approval of the merger by CAI shareholders and the

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 2. PENDING MERGER. (CONTINUED)

expiration of all relevant waiting periods imposed under the antitrust laws. In addition, all necessary approvals from governmental authorities, including, without limitation, the Federal Communications Commission ("FCC") must be obtained. CAI has scheduled a special meeting of its shareholders for August 31, 1999 for the purpose of considering and voting upon the merger agreement. The affirmative vote of at least two-thirds of the outstanding CAI common shares is required to approve the merger agreement. MCI WorldCom recently completed the acquisition of approximately 62% of the outstanding CAI common shares. MCI WorldCom has agreed to vote its CAI common shares in favor of the merger. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired at 11:59 p.m., May 30, 1999. The FCC granted the application filed by CAI and MCI WorldCom to transfer control of CAI's multichannel multipoint distribution service channels and multichannel distribution service channels on June 28, 1999, with one condition. On June 30, 1999, the FCC publicly announced that the condition had been fulfilled. The FCC has also granted several applications consenting to MCI WorldCom's acquisition of control of CAI with respect to wireless communications service and certain auxiliary spectrum.

RIGHTS PLAN. On April 16, 1999, in connection with the transactions contemplated by the merger agreement, the CAI Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock. The dividend was paid on April 27, 1999 to the shareholders of record on that date. Subject to certain terms and conditions, each right shall entitle the registered holder to purchase from CAI one one-hundredth of a share of Series A preferred stock, $.01 par value of CAI at a price of $96.00 per one one-hundredth of a share of preferred stock, subject to adjustment. The description and terms of the rights are set forth in a Rights Agreement dated as of April 16, 1999, as the same may be amended from time to time, between CAI and ChaseMellon Shareholder Services, L.L.C., as rights agent.

STOCK OPTION AGREEMENT. On April 26, 1999, CAI entered into a stock option agreement granting MCI WorldCom an option to acquire up to 6,090,481 CAI common shares at a price of $28.00 per share.

STRATEGIC PARTNER SUCCESS FEE. The Company engaged BT Alex. Brown Incorporated (now merged with Deutsche Bank Securities Inc. and known as Deutsche Banc Alex. Brown) as its financial advisor. Pursuant to the terms of BT Alex. Brown's engagement, CAI has agreed to pay BT Alex. Brown upon completion of the merger a substantial advisory fee based on a percentage of the aggregate consideration, including liabilities assumed, payable in connection with the merger. Such amount is not expected to exceed $10 million. In addition, BT Alex. Brown will be reimbursed for its expenses incurred in connection therewith. Further, CAI has agreed to indemnify BT Alex. Brown and its affiliates, their respective directors, officers, agents, and employees against certain liabilities and expenses, including liability under federal securities laws, related to or arising out of BT Alex. Brown's engagement.

NOTE 3.  CONTINGENCIES.

      There has not been any significant change in the status of the contingencies reflected in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, which, among other matters, described various contingencies including legal actions against CAI, except as discussed in Part I, Financial Information
- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Other Information - Item 1. Legal Proceedings.

NOTE 4. SUBSEQUENT EVENTS.

      On July 9, 1999, MCI WorldCom acquired 2,270,715 CAI common shares pursuant to one of the separate agreements MCI WorldCom entered into with certain sellers on March 23, 1999. Taking into account certain other acquisitions of CAI common shares, MCI WorldCom beneficially owned 10,684,140 CAI common shares, constituting approximately 62% of the outstanding CAI common shares eligible to vote at the special meeting of

                  CAI WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4. SUBSEQUENT EVENTS. (CONTINUED)

shareholders, on July 28, 1999. MCI WorldCom has indicated that it, directly or indirectly, may purchase additional CAI common shares, subject to certain conditions, in open market or privately negotiated transactions, to the extent permitted by applicable law, including federal securities laws, in order to facilitate its efforts to consummate the merger described above.

      CAI has scheduled the special meeting of shareholders for the purpose of considering and voting upon the proposed merger with MCI WorldCom for 10:00 a.m., Eastern time, on August 31, 1999 in Hartford, Connecticut. CAI has prepared and mailed a proxy statement relating to the special meeting to CAI shareholders of record on July 28, 1999.

      The affirmative vote of the holders of 66-2/3% of the outstanding CAI common shares is required to approve the merger agreement. The CAI board has previously approved the proposed merger and has recommended that the CAI shareholders vote their CAI common shares in favor of the merger. MCI WorldCom holds approximately 62% of the outstanding CAI common shares and has indicated that it will vote its CAI common shares in favor of the merger. CAI has engaged The Altman Group to act as its proxy solicitation agent for the shareholder vote on the merger.

      On July 27, 1999, pursuant to a demand made by MCI WorldCom in accordance with CAI's bylaws and Connecticut law, the CAI board of directors scheduled a second special meeting of shareholders for 11:00 a.m., Eastern time, also for August 31, 1999 in Hartford, Connecticut. The purposes of the second meeting include proposals to remove CAI's existing board of directors, to amend Article IV, Section 1 of CAI's bylaws to, among other things, provide for a two-member board, and to elect a new CAI board of directors consisting of two members.
MCI WorldCom has nominated Charles T. Cannada, Senior Vice President-Corporate Development of MCI WorldCom, and Bernard J. Ebbers, President and Chief Executive Officer of MCI WorldCom, to serve on the two-member board. The second meeting will take place without regard to the first special meeting.
The CAI board has fixed the close of business on July 28, 1999 as the record date for determining the CAI shareholders entitled to receive notice of and vote at the second special meeting.

      Removing the existing CAI board and amending CAI's bylaws requires the affirmative vote of more than 50% of the CAI common shares cast at a shareholder meeting at which a quorum is present. CAI directors are elected by a plurality of votes cast by the CAI common shares entitled to vote at a CAI shareholder meeting at which a quorum is present. MCI WorldCom has indicated that it intends to vote its CAI common shares in favor of each of the proposals. Neither CAI, MCI WorldCom nor any other party is soliciting proxies in respect of such proposals. A notice of the second special meeting was mailed to CAI shareholders of record on July 28, 1999.

      CAI filed a Current Report on Form 8-K with the SEC on August 3, 1999, which report contained, as exhibits, the materials relating to each of the special meetings to be held by CAI on August 31, 1999.

      On April 29, 1999, CAI filed a Form 15 with the SEC to deregister its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. Such deregistration became effective on July 29, 1999. As a result, among other things, CAI is no longer subject to the rules or regulations under
Section 14 of the Exchange Act governing proxies and information statements. Moreover, persons subject to the reporting, short-swing profit and other rules of Section 16 of the Exchange Act or the filing requirements of Section 13(d) of the Exchange Act are no longer subject to such rules and regulations. After completion of the merger, CAI intends to file a Form 15 with regard to its reporting obligations under Section 15(d) of the Exchange Act. Once that Form 15 is effective, CAI will no longer be required to file periodic and other reports required under the Exchange Act and the rules thereunder.

                         PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The statements contained in this Quarterly Report on Form 10-Q, including the exhibits hereto, relating to the Company's future operations may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including the Company's ability to satisfy the various conditions contained in the agreement and plan of merger among the Company, MCI WORLDCOM, Inc. and Cardinal Acquisition Subsidiary Inc., a wholly owned subsidiary of MCI WorldCom, the assumptions, risks and uncertainties set forth below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein, as well as other factors contained herein and in the Company's other securities filings. There can be no assurance that the transactions contemplated by the agreement and plan of merger will be consummated on a timely basis, if at all. Additionally, as previously disclosed in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, CAI believes, based on its current operating budget, that it has sufficient cash to fund its anticipated capital requirements through November 1999, and that such cash is sufficient to fund such capital
requirements until the merger with MCI WorldCom has been consummated.   CAI,
however, cannot assure that the merger will be completed prior to November 1999, or that the merger will be completed at all. In the event that the merger is not completed, the Company will not have sufficient cash to implement its business plan.

      GENERAL. During the quarter ended June 30, 1999, CAI entered into an agreement and plan of merger dated as of April 26, 1999 with MCI WORLDCOM, Inc. and Cardinal Acquisition Subsidiary Inc., a wholly-owned subsidiary of MCI WorldCom. The merger agreement provides, among other things, that: (i) Cardinal Acquisition Subsidiary will be merged with and into CAI; (ii) CAI will continue as the surviving corporation and will become a wholly-owned subsidiary of MCI WorldCom; and (iii) each CAI common share issued and outstanding at the effective time of the merger (other than shares held by MCI WorldCom, Cardinal Acquisition Subsidiary, CAI and shareholders, if any, who properly exercise their dissenters' rights under Connecticut law) will convert into the right to receive $28.00 per share in cash, without interest. In connection with entering into the merger agreement, CAI also granted to MCI WorldCom an option to purchase 6,090,481 CAI common shares at $28.00 per share, which option is exercisable by MCI WorldCom in certain circumstances. The descriptions of the merger agreement and the stock option agreement are subject to, and qualified in their entirety by reference to, the merger agreement and the stock option agreement which are filed as exhibits 2.1 and 4.1, respectively, to CAI's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 1999, and which are incorporated herein by reference.

      On April 16, 1999, in connection with entering into a letter of intent with MCI WorldCom relating to the transactions ultimately contemplated by the merger agreement, CAI's board of directors adopted a shareholders' rights plan and declared a dividend of one preferred share purchase right for each outstanding CAI common share. The dividend was paid on April 27, 1999 to the shareholders of record on that date. Subject to certain terms and conditions contained in the Shareholders Rights Agreement dated as of April 16, 1999 between CAI and ChaseMellon Shareholder Services, L.L.C., as rights agent, each right entitles the registered holder to purchase from CAI one one-hundredth of a share of Series A Preferred Stock, $.01 par value, of CAI at a price of $96.00 per one one-hundredth of a share of Series A Preferred Stock, subject to adjustment. The description of the shareholders rights agreement is subject to, and qualified in its entirety by reference to, the shareholders rights agreement which is filed as exhibit 4.1 to CAI's Current Report on Form 8-K filed with the SEC on April 28, 1999, and which is incorporated herein by reference.

      CHANGE OF CONTROL OF CAI. On March 23, 1999, MCI WorldCom entered into separate agreements to acquire, among other things, an aggregate of 10,555,140 issued and outstanding CAI common shares owned by various third parties, representing 61.2% of the issued and outstanding CAI common shares. According to MCI WorldCom, the purchase price for such CAI common shares under the agreements is less than the purchase price of $28 per share to be paid to CAI shareholders in connection with the merger described above. On June 4, 1999, following the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, MCI WorldCom acquired 8,284,425 of the outstanding CAI common shares, representing approximately 48% of the issued and outstanding CAI common shares, pursuant to one of the agreements. As a result of this acquisition, CAI filed a Current Report on Form 8-K with the SEC on June 16, 1999 reporting that a change of control had occurred at CAI.

      The June 4, 1999 change of control caused options to purchase an aggregate of 770,000 CAI common shares held by certain key employees of CAI and its subsidiaries and by members of CAI's board of directors to vest in their entirety. Subsequently, on June 15, 1999, options to purchase an aggregate of 811,500 CAI common shares held by certain other key employees of CAI and its subsidiaries vested in their entirety in accordance with the terms and conditions of such options. As a result of all outstanding options to purchase CAI common shares vesting in their entirety and the increased market price of CAI common shares principally as a result of the pending merger with MCI WorldCom, CAI recognized additional compensation expense of $30.9 million in the quarter ended June 30, 1999.

      ADDITIONAL CAI AND CS WIRELESS SECURITIES HELD BY MCI WORLDCOM. In addition to the 8,284,425 CAI common shares acquired by MCI WorldCom on June 4, 1999, MCI WorldCom acquired an additional 2,270,715 CAI common shares on July 9, 1999 pursuant to one of the separate agreements described above. Taking into account certain other acquisitions of CAI common shares, MCI WorldCom beneficially owned 10,684,140 CAI common shares, constituting approximately 62% of the outstanding CAI common shares eligible to vote at the special meeting of shareholders, on July 28, 1999. MCI WorldCom has indicated that it, directly or indirectly, may purchase additional CAI common shares, subject to certain conditions, in open market or privately negotiated transactions, to the extent permitted by applicable law, including federal securities laws, in order to facilitate its efforts to consummate the merger described above.

      MCI WorldCom has indicated that it also holds: (i) $119,412,609 aggregate principal amount of CAI's unsecured 13% senior notes due October 14, 2004; (ii) $239,200,000 aggregate principal amount of CS Wireless' unsecured Series B 11-3/8% senior discount notes due 2006; and (iii) $80,000,000 aggregate principal amount of CAI's senior secured notes due October 14, 2000. Because of MCI WorldCom's significant equity ownership in CAI, the indebtedness of CAI and CS Wireless held by MCI WorldCom and the accrued interest relating thereto is reflected in the Company's consolidated financial statements as related party indebtedness and related party interest.

      IMPACT OF FRESH-START REPORTING ON RESULTS OF OPERATIONS. During the fiscal year ended March 31, 1999, CAI and Philadelphia Choice Television, Inc., a wholly-owned subsidiary of CAI, reorganized under Chapter 11, Title 11 of the United States Code. CAI and Philadelphia Choice emerged from bankruptcy on October 14, 1998. In connection with its emergence from Chapter 11, CAI adopted fresh-start reporting in accordance with Statement of Position 90-7 of the American Institute of Certified Public Accountants. Under fresh-start reporting, the reorganization value of CAI has been allocated to its assets and liabilities on a basis substantially consistent with purchase accounting. The portion of reorganization value not attributable to specific assets has been recorded on the balance sheet as "Reorganization value in excess of amounts allocable to identifiable assets." Certain fresh-start reporting adjustments, primarily related to the adjustment of CAI's assets and liabilities to fair market values as of October 14, 1998, the date CAI consummated its Chapter 11 case, will have a significant effect on future statements of operations. The more significant adjustments relate to increased amortization expense relative to reorganization value in excess of amounts allocable to identifiable assets and wireless channel rights.

                        LIQUIDITY AND CAPITAL RESOURCES

      Although CAI has emerged from bankruptcy, CAI's recurring losses, restrictions on its ability to obtain additional financing and substantial commitments raise substantial doubt about its continuation as a going concern. CAI's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The appropriateness of reporting on a going concern basis is dependent upon, among other things, future operations and the ability to generate sufficient cash from operations and financing sources to meet obligations.

      The wireless broadband network business is capital intensive. Since its inception, CAI has expended funds to purchase, lease or otherwise acquire MMDS spectrum rights in its intended operating territory, to construct operating systems and to finance initial operating losses. Since inception CAI has believed that the MMDS spectrum has greater potential than simply the delivery of analog subscription video services and has recognized that expanded use of the MMDS spectrum presents several challenges, including substantial development costs.

      To address this and other issues surrounding expanded use of its MMDS spectrum, CAI devised a business plan that required one or more strategic partners to purchase MMDS spectrum capacity from CAI. CAI believed that such commitments to purchase MMDS capacity would enable CAI to raise the capital necessary to construct a wireless broadband network within its operating territories. CAI implemented this business plan through the 1995 joint venture with affiliates of Bell Atlantic Corporation, which joint venture was terminated without the launch of a commercial digital MMDS system in any of CAI's markets. In connection with the failed joint venture, CAI expended significant amounts of capital to construct digital MMDS systems in Boston, MA and Norfolk/Virginia Beach, VA. CAI has continued to pursue one or more strategic partners following the departure of Bell Atlantic, and has committed significant resources to its effort to enter into a business relationship with a strategic partner, including resources used to design, test and demonstrate two-way MMDS capabilities, which CAI did for several potential strategic investors prior to April 1999, when it entered into an agreement and plan of merger with MCI WorldCom.

      The Company's primary sources of capital have been a combination of proceeds from the issuance of debt and equity securities, secured financings and assumption of debt and other liabilities in connection with acquisitions. The Company has approximately $47.3 million in cash and cash equivalents at June 30, 1999, of which $13.6 million is available to CAI and $33.5 million is available to CS. During the quarter ended June 30, 1999, the Company expended approximately $5.6 million of cash to fund its operating activities, approximately $.4 million for wireless channel rights, $.5 million for equipment, and $.8 million in debt payments. The Company is committed through additional open purchase orders as of June 30, 1999 to spend approximately $2.3 million, primarily for capital expenditures associated with additional development of its digital transmission facilities.

      The Company and the Predecessor Entity have incurred net losses since inception in 1991 through June 30, 1999, inclusive of an $85.4 million gain from the early extinguishment of debt. The Company expects to continue to realize additional net losses on a consolidated basis while it pursues its business plan. For the nine months ending March 31, 2000, the Company is obligated to pay approximately $9.5 million in minimum license fees and operating lease payments and approximately $5.8 million in MMDS license obligations, including approximately $4.7 million in wireless channel license payments due to the Federal Communications Commission, in addition to funding operating losses. The Company projects that operating cash requirements will be approximately $40.6 million for the year ending March 31, 2000. Additionally, as of June 30, 1999, the Company had outstanding consolidated debt of approximately $437.2 million, net of a $265.0 million discount and trade payables of approximately $12.0 million. Beginning in fiscal year 2001, the Company will have significant debt service requirements. On a short term basis, the Company has $6.5 million in debt service maturing within twelve months of the date of its balance sheet.

      The Company's existing debt instruments limit or restrict completely its ability to raise capital from the sale of equity, incur additional indebtedness (other than indebtedness incurred in connection with the purchase of goods and services in the ordinary course of business and certain other permitted indebtedness), grant liens to secure repayment of indebtedness, make investments (other than investments specifically permitted), pay dividends, dispose of assets, enter into any merger, consolidation, reorganization, or recapitalization plan, retire long-term debt or make any acquisitions without the prior written consent of the lenders.

      During the quarter ended June 30, 1999, the Company expended approximately $5.6 million to fund operating activities, $.5 million for equipment purchases, $.4 million for wireless channel rights, and $.8 million to pay wireless channel rights obligations and other debt. The Company funded its cash requirements primarily out of existing cash balances except for TelQuest which funded its cash requirements from a $.75 million loan received during the quarter. At June 30, 1999, the Company had available funds of approximately $34.3 million as well as restricted cash balances totaling approximately $13.0 million, which will be used to fund the operations of the Company.

      Based on current operating budgets, CAI believes that it has sufficient cash to fund its anticipated capital requirements through November 1999, and CS believes that it has adequate funding through March 2000. Overall, the Company believes that it has sufficient cash to fund capital requirements until the merger with MCI WorldCom has been consummated. Although the Company believes that the merger should be consummated during the third quarter of calendar year 1999, there can be no assurance that the merger will be completed within such quarter, or that the merger will be completed at all. In the event that the merger is not completed, the Company will not have sufficient cash to implement its business plan.

                             RESULTS OF OPERATIONS

JUNE 30, 1999 (REORGANIZED COMPANY) COMPARED TO JUNE 30, 1998 (PREDECESSOR
ENTITY)

      The following discussion provides an analysis of the Company's results of
operations and reasons for material changes therein.   While we have presented
below a comparison of the results of operations for the quarter ended June 30, 1999 versus the quarter ended June 30, 1998, you should be aware that the results of operations for the quarter ended June 30, 1999 are affected by (i) the application of fresh-start reporting in connection with CAI's emergence from bankruptcy, and (ii) the consolidation of CAI's accounts with the accounts of CS Wireless Systems, Inc. and TelQuest Satellite Services LLC. These bases of accounting are not reflected in the results of operations for the quarter ended June 30, 1998, since the bankruptcy was not in effect then and the equity method was used by CAI to account for its investments in CS and TelQuest during such period. Application of fresh-start reporting and consolidation of CS and TelQuest has primarily affected amortization and interest expense for the quarter ended June 30, 1999. We have indicated in the discussion below where June 30, 1999 results of operations have been impacted by fresh-start reporting and consolidation.

      The Company's strategy is not to pursue analog-based television subscriber growth while it evaluates its business opportunities in addition to subscription television, including high-speed Internet and Intranet access as well as digital video and telephony services. This policy has had and continues to have a negative impact on the Company's subscription revenues. As of June 30, 1999, the Company's subscriber base had decreased by approximately 4,800 subscribers to 83,400 subscribers from approximately 88,200 subscribers at March 31, 1999. CAI's subscriber base decreased by 18,500 subscribers when comparing June 30, 1999 with June 30, 1998 of which 10,400 subscribers were sold in connection with the Philadelphia MDU sale in September 1998.
Subscriber revenues increased $3.7 million for the quarter ended June 30, 1999 compared to the corresponding period last year, due to the inclusion of CS in the current quarter results.

      Operating expenses were $58.6 million and $16.8 for the quarters ended June 30, 1999 and 1998, respectively. Programming costs, which increased by $3.2 million, did not increase in proportion to the revenue increase due to minimum provisions provided by certain of the programming agreements. The $41.8 million increase in operating expenses for the first quarter versus last year's first quarter primarily reflects the compensation expense related to stock options of $30.9 million. Technical, customer service and marketing costs and general expenses also increased by $2.7 million due to the inclusion of CS's operations in the current quarter partially offset by a decline in CAI's expenses which were in line with the decline in subscribers. The remaining increase of approximately $5.1 million reflects higher depreciation and amortization from the inclusion of CS ($3.8 million) and CAI's higher amortization due to the increase in the value of its wireless channel rights and the amortization of capitalized reorganization value created by CAI's bankruptcy.

      Interest expense was $20.5 million and $12.9 million for the quarters ended June 30, 1999 and 1998, respectively. This increase is primarily due to the inclusion of CS for the current quarter plus $2.6 million expense relating to the accretion of the fair market value discount on the CS debt.

      The decrease in equity in losses of affiliates of $10.8 million reflects the current period consolidation of CS and TelQuest operations while the equity method was used in last year's first quarter.

                  THE YEAR 2000 COMPLIANCE PLAN (UNAUDITED).

      OVERVIEW. The Company is continuing to evaluate and address the impact of the Year 2000 date transition on its operations. The Company is in the process of taking steps to (a) inventory and assess for Year 2000 compliance its equipment, software and systems, (b) determine which items will be remediated, replaced or retired, and establish a plan to accomplish these steps, (c) remediate, replace and retire the items, (d) test the items, where required, and (e) provide senior management with a reporting system to support a seamless transition to the Year 2000.

      STATE OF READINESS. The Company's Year 2000 compliance program focuses on the Company's analog video operations, limited Internet operations, and internal business processes, such as accounting. As of June 30, 1999, the inventory, assessment and compliance planning phases for these areas had been materially completed, and remediation, replacement or retirement and testing activities were in process. The inventory items that were not assessed as Year 2000 compliant and that require action to avoid service impact are to be fixed, replaced or retired, which process continued through the quarter ended June 30, 1999. CAI's accounting software and any other mission critical systems relating directly to the accounting function have been upgraded to be Year 2000 compliant. For all other areas, CAI's goal is to have all mission critical systems Year 2000 compliant by September 1, 1999. As of June 30, 1999, CAI's headend equipment, phone system and subscriber billing through an outside source were all substantially year 2000 compliant. Although significant progress has been made, CS's goal for compliance of its accounting software and other mission critical systems relating directly to the accounting function Year 2000 has been revised to September 30, 1999. Additionally, CS's goal to have all other mission critical systems Year 2000 compliant by September 30, 1999 is on schedule for completion.

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

      COSTS. The Company originally estimated that it will cost approximately $875,000 to effect its Year 2000 compliance program, based on information it has received as of March 31, 1999 from vendors and service providers. The Company anticipates that most of the costs associated with its Year 2000 compliance program will be the result of remediation or replacement of non-compliant equipment necessary for the Company's analog video operations and internal business processes. As of June 30, 1999, the Company had incurred costs of approximately $140,000 in connection with its efforts to become Year 2000 Compliant.

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

      The Company believes that the worst case scenario would be the failure of the Company's subscriber management system addressing the headend equipment, which sends the signal to the addressable controller units, as well as the addressable controller units themselves. The controller units communicate to the customer's set-top box. The loss of the ability to transmit such data would result in the loss of customers and related revenues, among other things.

      CONTINGENCY PLAN. At June 30, 1999, the Company was not aware of any mission critical aspect of its operations or internal business processes that cannot be made Year 2000 compliant; however, in light of its inventory and assessment of Year 2000 problems, and the possibility that, despite its efforts, the Company is unsuccessful in preparing its internal systems and equipment for the Year 2000, the Company expects to develop contingency plans for dealing with the most reasonably likely worst-case scenario. The Company's assessment of its most reasonably likely worst-case scenario and the exact nature and scope of its contingency plans will be affected by the Company's continued Year 2000 assessments and its goal to have all contingency systems in place and fully tested by the fourth quarter of 1999.

                     RECENTLY ISSUED ACCOUNTING STANDARDS

      The Company is assessing the reporting and disclosure requirements of Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for financial statements for fiscal years beginning after June 15, 2000. The Company believes SFAS No. 133 will not have a material impact on its financial statements or accounting policies. The Company will adopt the provisions of SFAS No. 133 in the second calendar quarter of 2001.

                         PART II.  OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

      IN RE CAI WIRELESS SYSTEMS, INC. SECURITIES LITIGATION. CAI and certain individuals were named in six class action lawsuits alleging various violations of the federal securities laws filed in the United States District Court for the Northern District of New York. The actions were consolidated into one lawsuit entitled IN RE CAI WIRELESS SYSTEMS, INC. SECURITIES LITIGATION (96-CV-
1857), which is currently pending in the Northern District of New York against Jared E. Abbruzzese, chairman and chief executive officer of CAI, John J. Prisco, a former president, chief operating officer and director of CAI, and Alan Sonnenberg, a former president and director of CAI. The amended, consolidated complaint alleges a variety of violations of the anti-fraud provisions of the Federal securities laws by CAI arising out of its alleged disclosure (or alleged omission from disclosure) regarding its Internet and other flexible use of MMDS spectrum, as well as its business relationship with Bell Atlantic and NYNEX. Specifically, the complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under the Securities Exchange Act, during the specified class period, May 23, 1996 through December 6, 1996. CAI notified the carrier of its Directors' and Officers' Liability insurance policy, which is intended to cover not only CAI's officers and directors, but also CAI, itself, against claims such as those made in the securities lawsuit. The policy covers up to $5,000,000 of any covered liability, subject to a retention amount of $500,000. The securities lawsuit is in its preliminary stages. A scheduling conference was held on June 3, 1997, at which the briefing schedule for defendants' motion to dismiss was agreed upon among the parties. The defendants' motion to dismiss was heard by the Northern District of New York on October 17, 1997 and is still pending. While the motion is pending, all other deadlines affecting motions and discovery have been
postponed.   CAI's plan of reorganization provided no recovery to any holder of
CAI's equity or to any holder of an equity-based claim, such as the claims made against CAI in the securities lawsuit. Upon the confirmation of CAI's plan of reorganization on September 30, 1998 and the October 14, 1998 consummation of the plan of reorganization, plaintiffs' claims against CAI in the securities lawsuit were discharged and released by order of the Bankruptcy Court. Furthermore, the securities lawsuit plaintiffs were enjoined from continuing their action against CAI. A Memorandum of Understanding outlining a settlement in the amount of $3,000,000 (all of which will be covered by the proceeds from the above-referenced liability insurance policy) has been executed by counsel to all parties. The parties have executed a settlement agreement and anticipate submitting such agreement to the court for final disposition of this action shortly. Accordingly, CAI's management believes the securities lawsuit will not have a material adverse effect on CAI's earnings, financial condition or liquidity.

      OTHER LITIGATION. On or about June 18, 1999, an action was filed in the New York Supreme Court for the County of Albany captioned BOGDAN AND FAIST, P.C. V. CAI WIRELESS SYSTEMS, INC., Index No. 3463-99. The complaint asserts that CAI has failed to transfer to the plaintiff unspecified property and property rights in breach of an alleged contract between the plaintiff and CAI. The complaint seeks to require CAI to specifically perform under the alleged contract. CAI removed this action to the United States District Court for the Northern District of New York and is seeking to transfer such action to the United States Bankruptcy Court for the District of Delaware. Management believes that this action is without merit and intends to vigorously defend this lawsuit.


ITEM 5.  OTHER INFORMATION.

      On July 9, 1999, MCI WorldCom acquired 2,270,715 CAI common shares pursuant to an agreement MCI WorldCom entered into with certain sellers on March 23, 1999. Taking into account certain other acquisitions of CAI common shares, including the June 4, 1999 acquisition of 8,284,425 CAI common shares reported by CAI on a Current Report on Form 8-K filed on June 16, 1999, MCI WorldCom beneficially owned as of July 28, 1999, 10,684,140 CAI common shares, constituting approximately 62% of the outstanding CAI common shares eligible to vote at the special meeting of shareholders. MCI WorldCom has indicated that it, directly or indirectly, may purchase additional CAI common shares, subject to certain conditions, in open market or privately negotiated transactions, to the extent permitted by applicable law, including federal securities laws, in order to facilitate its efforts to consummate the merger described above.

      CAI has scheduled the special meeting of shareholders for the purpose of considering and voting upon the proposed merger with MCI WorldCom for 10:00 a.m., Eastern time, on August 31, 1999 in Hartford, Connecticut. The CAI board has fixed the close of business on July 28, 1999 as the record date for determining CAI shareholders entitled to receive notice of and vote at such special meeting. CAI has prepared and mailed a proxy statement relating to the special meeting to CAI shareholders of record on July 28, 1999.

      The affirmative vote of the holders of 66-2/3% of the outstanding CAI common shares is required to approve the merger agreement. The CAI board has previously approved the proposed merger and has recommended that the CAI shareholders vote their CAI common shares in favor of the merger. MCI WorldCom holds approximately 62% of the outstanding CAI common shares and has indicated that it will vote its CAI common shares in favor of the merger. CAI has engaged The Altman Group to act as its proxy solicitation agent for the shareholder vote on the merger.

      On July 27, 1999, pursuant to a demand made by MCI WorldCom in accordance with CAI's bylaws and Connecticut law, the CAI board of directors scheduled a second special meeting of shareholders for 11:00 a.m., Eastern time, also for August 31, 1999 in Hartford, Connecticut. The purposes of the second meeting include proposals to remove CAI's existing board of directors, to amend Article IV, Section 1 of CAI's bylaws to, among other things, provide for a two-member board, and to elect a new CAI board of directors consisting of two members.
MCI WorldCom has nominated Charles T. Cannada, Senior Vice President-Corporate Development of MCI WorldCom, and Bernard J. Ebbers, President and Chief Executive Officer of MCI WorldCom, to serve on the two member board. The second meeting will take place without regard to the first special meeting.
The CAI board has fixed the close of business on July 28, 1999 as the record date for determining the CAI shareholders entitled to receive notice of and vote at the second special meeting.

      Removing the existing CAI board and amending CAI's bylaws requires the affirmative vote of more than 50% of the CAI common shares cast at a shareholder meeting at which a quorum is present. CAI directors are elected by a plurality of votes cast by the CAI common shares entitled to vote at a CAI shareholder meeting at which a quorum is present. MCI WorldCom has indicated that it intends to vote its CAI common shares in favor of each of the proposals. Neither CAI, MCI WorldCom nor any other party is soliciting proxies in respect of such proposals. A notice of the second special meeting was mailed to CAI shareholders of record on July 28, 1999.

      CAI filed a Current Report on Form 8-K with the SEC on August 3, 1999, which report contained, as exhibits, the materials relating to each of the special meetings to be held by CAI on August 31, 1999.

      On April 29, 1999, CAI filed a Form 15 with the SEC to deregister its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. Such deregistration became effective on July 29, 1999. As a result, among other things, CAI is no longer subject to the rules or regulations under
Section 14 of the Exchange Act governing proxies and information statements. Moreover, persons subject to the reporting, short-swing profit and other rules of Section 16 of the Exchange Act or the filing requirements of Section 13(d) of the Exchange Act are no longer subject to such rules and regulations. After completion of the merger, CAI intends to file a Form 15 with regard to its reporting obligations under Section 15(d) of the Exchange Act. Once that Form 15 is effective, CAI will no longer be required to file periodic and other reports required under the Exchange Act and the rules thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a) EXHIBITS.

         The following exhibits are filed herewith or incorporated by reference as indicated:

                                                                                             Incorporation
                                                                                             by Reference
EXHIBIT NO.                                 DESCRIPTION                                      (SEE LEGEND)
   2.1*                 Agreement and Plan of Merger dated as of April 26, 1999 by           [1] Exhibit 2.1
                        and among CAI Wireless Systems, Inc., MCI WORLDCOM, Inc.
                        and Cardinal Acquisition Subsidiary Inc.
   3.1                  Amended and Restated Certificate of Incorporation of CAI             [2] Exhibit 3.1
   3.2                  Amended and Restated Bylaws of CAI                                   [2] Exhibit 3.2
   3.3                  Certificate Amending the Amended and Restated Certificate            [3] Exhibit 3.1
                        of Incorporation of CAI Wireless Systems, Inc.
   4.1                  Stock Option Agreement dated as of April 26, 1999 by and             [1] Exhibit 4.1
                        between MCI WORLDCOM, Inc. and CAI Wireless Systems, Inc.
   4.2                  Rights Agreement dated as of April 16, 1999 between CAI
                        Wireless Systems, Inc. and ChaseMellon Shareholder                   [4] Exhibit 4.1
                        Services, L.L.C.
<dagger>27.             Financial Data Schedule
  99.1                  Press release issued by CAI on April 26, 1999.                       [4] Exhibit 99.1
  99.2                  Press release issued by CAI on April 16, 1999.                       [4] Exhibit 99.2

        LEGEND

* Shareholders may obtain a copy of the Agreement and Plan of Merger by requesting it in writing from CAI Wireless Systems, Inc., 18 Corporate Woods Boulevard, Third Floor, Albany, New York 12211, Attention:
    Corporate Secretary.
[1] Incorporated by reference to the exhibits to CAI's Current Report on Form
    8-K filed June 16, 1999.
[2] Incorporated by reference to the exhibits to CAI's Quarterly Report on Form
    10-Q for September 30, 1995.
[3] Incorporated by reference to the exhibits to CAI's Quarterly Report on Form
    10-Q for September 30, 1998.
[4] Incorporated by reference to the exhibits to CAI's Current Report on Form
    8-K filed April 28, 1999.

<dagger> Filed herewith.

   b)  REPORTS ON FORM 8-K.

         (1) Form 8-K filed April 28, 1999, regarding the following:

             Item 5. Other Events.
                  On April 26, 1999, CAI Wireless Systems, Inc. entered into an agreement and plan of merger dated as of April 12, 1999 with MCI WORLDCOM, Inc. and its subsidiary, Cardinal Acquisition Subsidiary Inc.

             Item 7. Financial Statements, Pro Forma Financial Information and
                     Exhibits.

                  C. Exhibits
                     4.1 Rights Agreement dated as of April 16, 1999 between
                         CAI Wireless Systems, Inc. and ChaseMellon Shareholder Services, L.L.C.

                    99.1 Press release issued by the Company on April 26, 1999.

                    99.2 Press release issued by the Company on April 16, 1999.

         (2) Form 8-K filed June 16, 1999, regarding the following:

             Item 1. Changes in Control of the Registrant.
                  MCI WORLDCOM, Inc. acquired approximately 48% of the issued and outstanding shares of CAI on June 4, 1999 pursuant to a certain purchase and sale agreement with certain sellers and had another such agreement with other sellers to acquire another approximately 13% of the issued and outstanding shares of CAI subject to certain material conditions.

            Item 7. Financial Statements, Pro Forma Financial Information and
                    Exhibits.

                 C.  Exhibits
                     2.1 Agreement and Plan of Merger dated as of April 26, 1999 by and among CAI Wireless Systems, Inc.,
                          MCI WORLDCOM, Inc. and Cardinal Acquisition
                          Subsidiary Inc.

                     4.1 Stock Option Agreement dated as of April 26, 1999 by and between MCI WORLDCOM, Inc. and CAI Wireless Systems, Inc.

         (3) Form 8-K filed June 29, 1999, regarding the following:

             Item 2. Acquisition or Disposition of Assets.
                  On December 2, 1998, CAI Wireless Systems, Inc. increased its ownership interest in CS Wireless Systems, Inc. from approximately 60% to 94% by acquiring the shares of CS Wireless held by Nucentrix Broadband Networks, Inc. CS Wireless then acquired those shares from CAI and placed them in the treasury. The parties also mutually agreed to terminate their stockholders' agreement dated as of February 23, 1996.

            Item 7. Financial Statements, Pro Forma Financial Information and
                    Exhibits
                 A. Financial Statements of Businesses Acquired.
                    Reference was made to the financial statements of CS Wireless Systems, Inc. in its Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on April 15, 1999 and filed as Exhibit 99.1 thereto.

                    Reference was made to the financial statements of CS Wireless Systems, Inc. in its Form 10-Q for the quarter ended March 31, 1999 filed with the Securities and Exchange Commission on May 13, 1999 and filed as Exhibit
                    99.2 thereto.

                 B. Pro Forma Financial Information.
                    The Unaudited Pro Forma Condensed Combined Financial Statements of CAI and CS Wireless for the year ended March 31, 1999 and the six months ended September 30, 1998 were included therein as follows:

                    Pro Forma Combined Balance Sheet-September 30, 1998 (unaudited)
                    Pro Forma Combined Statement of Operations for the year ended March 31, 1999 (unaudited)
                    Pro Forma Combined Statement of Operations for the year ended March 31, 1998 (unaudited)
                    Pro Forma Combined Statement of Operations for the six months ended September 30, 1998 (unaudited)


                 C. Exhibits

                    10.1 Master Agreement dated as of December 2, 1998 among CAI, CS Wireless and Nucentrix (f/k/a Heartland Wireless Communications, Inc.)

                    99.1 Audited Financial Statements of CS Wireless for the year ended December 31, 1998.

                    99.2 Unaudited Financial Statements of CS Wireless for the quarter ended March 31, 1999.

                    99.3  Press Release dated December 3, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       SIGNATURE                            TITLE                                 DATE

/S/ Jared E. Abbruzzese             Chairman, Chief Executive Officer        August 16, 1999
    JARED E. ABBRUZZESE              and Director (Principal Executive
                                     Officer)



/s/ James P. Ashman                 Executive Vice President and Chief       August 16, 1999
    JAMES P. ASHMAN                  Financial Officer
                                     (Principal Financial Officer)



/s/ Arthur J. Miller                Vice President and Controller            August 16, 1999
    ARTHUR J. MILLER                 (Principal Accounting Officer)










